Form 10-K
period 1993-12-31
SECURITY CAPITAL BANCORP
filed 1994-03-28
CIK 717217

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1993      Commission File Number 0-12359

                         SECURITY CAPITAL BANCORP
            (Exact name of registrant as specified in its charter)

                North Carolina                         56-1354694
      (State or other jurisdiction of               (I.R.S. employer
   incorporation or organization)                  identification no.)

507 West Innes Street, Salisbury, North Carolina         28144
(Address of principal executive offices)               (Zip code)

              Registrant's telephone number, including area code:
                                (704) 636-3775

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                Title of class
                          Common Stock, no par value

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  State the aggregate market value of the voting stock held by non-affiliates of the registrant as of March 7, 1994. Common Stock, no par value --- $142,621,034.

  Indicate the number of shares outstanding of each of the registrant's class of common stock, as of the latest practicable date.
                  Class                          Outstanding at March 7, 1994
        Common Stock, no par value                         11,710,391

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 1993, are incorporated by reference into Part II.

Portions of the Proxy Statement for the Annual Meeting of Shareholders on April 28, 1994, are incorporated by reference into Part III.

                                    PART I

ITEM 1 -    BUSINESS


      The Corporation is a bank holding company organized in 1983 and registered with the Board of Governors of the Federal Reserve System (the "FRB") under the Bank Holding Company Act of 1956, as amended (the "BHCA"), and the bank holding company laws of North Carolina. The Corporation's executive offices are located at 507 West Innes Street, Salisbury, North Carolina, and substantially all of the operations of the Corporation are carried on through its subsidiaries: (a) Security Bank and Trust Company, a North Carolina commercial bank headquartered in Salisbury, North Carolina ("Security Bank"); (b) OMNIBANK, Inc., A State Savings Bank, a North Carolina savings bank headquartered in Salisbury, North Carolina ("OMNIBANK"); (c) Citizens Savings, Inc., SSB, a North Carolina savings bank headquartered in Concord, North Carolina ("Citizens"); (d) Home Savings Bank, Inc., SSB, a North Carolina savings bank headquartered in Kings Mountain, North Carolina ("Home Savings"); (e) First Cabarrus Corporation, a North Carolina corporation that provides management information, electronic data processing and other management services to the financial institution subsidiaries of the
Corporation ("FCC"); and, (f) Estates Development Corporation, a North Carolina corporation which formerly engaged in real estate activities and is now in the process of winding down and terminating those operations ("EDC"). Security Bank has one subsidiary, First Security Credit Corporation ("FSCC"), a North Carolina corporation which operates as a consumer finance company. Security Bank, OMNIBANK, Citizens, Home Savings, FCC, EDC and FSCC are hereinafter collectively referred to as the "Subsidiaries." Security Bank, OMNIBANK, Citizens and Home Savings are hereinafter collectively referred to as the "Banking Subsidiaries," and OMNIBANK, Citizens and Home Savings are hereinafter collectively referred to as the "Savings Banks." The Corporation owns 100% of the outstanding common stock of the Subsidiaries other than FSCC, and Security Bank owns 100% of the outstanding common stock of FSCC. The Corporation's principal sources of income are cash dividends from the Banking Subsidiaries. The major sources of operating income of the Subsidiaries are set forth in the Consolidated Financial Statements of the Corporation incorporated elsewhere herein.

The Merger

      On June 30 1992, Omni Capital Group, Inc. ("Omni") was merged with and into the Corporation (the "Merger"). In connection with the Merger, the Corporation's Restated Articles of Incorporation were amended and restated to change the Corporation's name from "First Security Financial Corporation" to "Security Capital Bancorp," to increase the Corporation's authorized shares of common stock (the "Common Stock") from 10,000,000 to 25,000,000, to establish that its shares of Common Stock would have no par value, to authorize 5,000,000 shares of preferred stock with no par value per share, to establish the minimum number of directors as 9 and the maximum number as 30, to stagger the terms of the Board of Directors, and to make certain revisions to the
Corporation's Restated Articles of Incorporation to reflect the characteristics of the combined company resulting from the Merger.

      Prior to the Merger, Omni was a multiple savings and loan holding company registered under the Home Owners' Loan Act, as amended, and it and its subsidiaries (OMNIBANK, Citizens, Home Savings, FCC and EDC) were subject to regulation by the Office of Thrift Supervision (the "OTS"). As a consequence of the Merger, the Corporation continued as a bank holding company regulated by the FRB and became a multiple savings and loan company regulated by the
OTS.   In December  of 1992, the

Savings Banks were  converted from federally
chartered  savings   banks  to   North  Carolina   chartered  savings   banks.
Accordingly, the Corporation is no longer subject to regulation by the OTS.

      The Merger was effected as a nontaxable reorganization under Section 368(a)(1)(A) of the Internal Revenue Code of 1986, as amended. It was accounted for as a pooling-of-interests, with the result that, on the Corporation's consolidated balance sheet: (a) the historical basis of the assets and liabilities of the Corporation and Omni were combined as of the Merger and carried forward at their previously recorded amounts; (b) the shareholders' equity accounts of the Corporation and Omni were combined as of the Merger and carried forward at their previously recorded amounts; and (c) the income and other financial statements of the Corporation issued after the Merger have been restated retroactively to reflect the consolidated operations of the Corporation and Omni as if the Merger had taken place prior to the periods covered by such financial statements.

The Subsidiaries

      Security Bank was originally chartered in 1915 as the "Morris Plan Company." In 1945, it became a North Carolina commercial bank and changed its name to "Security Bank and Trust Company." At December 31, 1993, it operated 33 branches in 21 communities located in 10 counties in the south central Piedmont region of North Carolina, and had total assets of approximately $385 million, insured deposit liabilities of approximately $332 million, leverage capital of approximately $50 million, and total risk-based capital of approximately $52 million (or 35.23% of risk-weighted assets).

      OMNIBANK was originally chartered in 1919 as a North Carolina mutual savings and loan association under the name "Home Savings and Loan Association." In 1980 it became a federal mutual savings and loan, and in March of 1988, it converted to a federal capital stock savings bank. In December of 1988, it effected a corporate reorganization and became a subsidiary of Omni (subsequently changing its name to "OMNIBANK, A Federal Savings Bank"). On December 1, 1992, it converted from a federally-chartered to a North Carolina chartered savings bank. At December 31, 1993, OMNIBANK operated 3 branches in Salisbury, North Carolina, and had total assets of approximately $230 million, insured deposit liabilities of approximately $184 million, leverage capital of approximately $30 million, and total risk-based capital of approximately $31 million (or 24.33% of risk-weighted assets).

      Citizens was originally chartered in 1906 as a North Carolina mutual savings and loan association. In December of 1988, it converted to a federal capital stock savings bank through a merger conversion transaction with Omni. On December 1, 1992, it converted from a federally-chartered to a North Carolina chartered savings bank. At December 31, 1993, Citizens operated 5 branches in Concord, North Carolina and surrounding areas, and had total assets of approximately $212 million, insured deposit liabilities of approximately $189 million, leverage capital of approximately $21 million, and total risk-based capital of approximately $22 million (or 19.47% of risk-weighted assets).

      Home Savings was originally chartered in 1923 as a North Carolina mutual savings and loan association, and, in 1981, it became a federal mutual savings and loan association. In 1989, it converted into a federal capital stock savings bank through a merger conversion transaction with Omni. On December 1, 1992, it converted from a federally-chartered to a North Carolina chartered savings bank. At December 31, 1993, Home Savings operated 3 branches in Kings Mountain, North Carolina and surrounding areas, and had total assets of approximately $104 million, insured deposit liabilities of approximately $94 million, leverage capital of approximately $8 million, and total risk-based capital of approximately $9 million (or 17.76% of risk-weighted assets).

      In May 1993, the Corporation consolidated eight branch locations into four banking offices. These "superbranches" are a new concept in North Carolina since the 4 remaining facilities actually provide retail operations for two separately chartered financial institution subsidiaries in each location.

      FCC is a North Carolina corporation. It provides management, electronic data processing, and other services to the Corporation and the other Subsidiaries.

      FSCC is a North Carolina corporation. As a consumer finance company, it provides small consumer loans through its two offices in Kannapolis and Concord, North Carolina.

      EDC is a North Carolina corporation and was formerly in the business of providing real estate appraisal services and engaging in real estate development, building and sales. It is in the process of winding down and terminating these activities in compliance with FRB regulations.

Business Activities

      Through one or more of the Banking Subsidiaries and the 40 banking offices they operate in 28 communities located in eleven counties in the south central and western Piedmont regions of North Carolina, the Corporation offers numerous banking services, including accepting time and demand deposits, making secured and unsecured business and personal loans, making mortgage loans (secured primarily by one-to-four family residential properties), renting safe deposit boxes, sending and receiving wire transfers, and performing trust functions for corporations, pension and other employee benefit plans, and individuals. Additionally, consumer finance, insurance and securities brokerage services, and other services relating to financial management, are offered through one or more of the Subsidiaries. Ranked by total assets, the Corporation is the 10th largest bank holding company headquartered in North Carolina.

      The economy in the geographic areas served by the Corporation has been influenced positively by the growth of Charlotte, North Carolina, one of the fastest growing cities in the Southeast and North Carolina's largest city. Charlotte is located in Mecklenburg County. A substantial portion of the Banking Subsidiaries' banking offices are located in Mecklenburg County, in other counties included in the Charlotte Standard Metropolitan Statistical Area (the "Charlotte SMSA"), or in counties adjacent to, or within a radius of 30 miles of, the Charlotte SMSA. At December 31, 1993, the economic conditions in this primary market area were considered to be moderate to good, with more favorable unemployment rates and other key economic indicators than national averages.

      Vigorous competition exists in all major market areas served by the Banking Subsidiaries. The Banking Subsidiaries face direct competition for deposits not only from commercial banks, thrift institutions and credit unions, but from other businesses such as securities brokerage firms and mutual funds. Particularly in times of high interest rates, the Banking Subsidiaries encounter additional significant competition for depositors' funds from short-term money market securities and other corporate and government securities. The Banking Subsidiaries' competition for loans and similar services come from commercial banks, thrift institutions, credit unions, leasing companies, finance companies, insurance companies, other institutional lenders, and a variety of financial services and advisory companies. The Banking Subsidiaries seek to meet the competition of these other companies, many of which are larger and have greater resources than the Corporation, through offering competitive interest rates, focusing upon the efficiency and quality of their services in meeting the banking needs of their customers, and, where appropriate, expanding their presence in attractive markets through branching or acquisitions.

Lending Activities

      General. The principal lending activities of Security Bank have been the making of installment and other consumer loans, real estate mortgage loans, and commercial, financial and agricultural loans. The Savings Banks' principal activity has been the origination of conventional mortgage loans for the purpose of constructing, financing or refinancing one-to-four family residential properties. To a lesser extent, the Savings Banks also make commercial real estate loans (which include loans secured by multi-family and other commercial real properties), other commercial loans and consumer loans. As of December 31, 1993, approximately $320 million, or 67.59%, of the Banking Subsidiaries' total loans consisted of loans secured principally by first mortgages on one-to-four family residential properties. As of that same date, approximately $17.5 million, or 3.69%, of the Banking Subsidiaries' total loans were secured by multi-family properties and approximately $47.3 million, or 10.00%, were secured by other commercial real property. Approximately $62 million, or 13.17%, of the Banking Subsidiaries' loans were installment and other consumer loans, and approximately $65 million, or 13.68%, were commercial, financial and agricultural loans, as of December 31, 1993.

      Federal regulations limit the aggregate amount of loans a financial institution may make to a single borrower. At December 31, 1993, none of the Banking Subsidiaries had loans to a single borrower that exceeded these limits. See "Regulation."

      Loan Portfolio Analysis. Set forth below is selected data relating to the composition of the Banking Subsidiaries' loan portfolio, excluding loans held for sale, by type of loan on the dates indicated:


                                                                      At December 31,
                                     1993                 1992              1991             1990               1989
                               Amount        %       Amount      %     Amount     %     Amount      %      Amount       %
                                                                  (Dollars in Thousands)
   Real estate mortgage        $338,562    71.55    $361,935   70.91  $379,574  68.85 $385,753    66.15   $350,531     64.11
   Real estate construction      10,085     2.13      11,215    2.20    15,653   2.84   16,996     2.91     13,205      2.41
   Commercial, financial and
 agricultural                    64,739    13.68      68,598   13.44    73,794  13.38   86,134    14.77     89,432     16.35
   Installment (consumer)        62,341    13.17      70,909   13.89    84,318  15.29   96,431    16.54     95,012     17.38
 Total loans                    475,727              512,657           553,339         585,314             548,180
   Less:  unearned income        (2,698)   ( .57)     (2,545)   (.50)   (2,419)  (.44)  (2,697)    (.46)    (1,976)     (.36)
   Plus: Premiums                   173      .04         317     .06       418    .08      530      .09        584       .11
 Loans, net:                   $473,202   100.00    $510,429  100.00  $551,338 100.00 $583,147   100.00   $546,788    100.00


                                                      6
      Residential Mortgage Loans. The primary lending activity of the Savings Banks has been the granting of conventional loans to enable borrowers to purchase existing homes or refinance existing mortgages. To a lesser extent, Security Bank also makes residential mortgage loans. Mortgage loans made by the Banking Subsidiaries are generally long-term loans, amortized on a monthly basis, with principal and interest due each month. The Banking Subsidiaries' lending policies limit the maximum loan-to-value ratio on residential mortgage loans to 95% of the lesser of the appraised value or purchase price, with the condition that private mortgage insurance generally be required on any home
loans  with loan-to-value ratios  in excess of 80%.   The Banking Subsidiaries
require mortgage title insurance on  most mortgage loans and hazard  insurance
generally in the amount of the loan.   The contractual loan payment period for
residential  loans  typically ranges  from  15  to 30  years.   Borrowers  may
refinance or  prepay loans at  their option,  typically without penalty.   The
Banking Subsidiaries' experience indicates that real estate loans remain outstanding for significantly shorter periods than their contractual terms. The thrift and mortgage banking industries have generally used a 7 to 10 year average loan life as an approximation in calculations calling for prepayment
assumptions.    Management  believes  that   the  Banking  Subsidiaries'  loan
prepayment experience has been somewhat shorter than the industry approximated 12-year average loan life assumption, due to the high rate of refinancing and turnover in the housing markets they serve.

      The Banking Subsidiaries currently offer adjustable rate mortgage loans generally tied to the one year U.S. Treasury security yield or a published prime lending rate. The interest rates on most of these mortgages are adjustable once a year with limitations on adjustments of one or two percent per adjustment period and five to six percent over the life of the loan. Although adjustable rate mortgage loans allow the Banking Subsidiaries to increase the sensitivity of their asset bases to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate ceilings contained in adjustable rate mortgage loans. The terms of such loans may also increase the likelihood of delinquencies during periods of high interest rates. Adjustable rate residential mortgage loans amounted to 51.79% of the total loan portfolio of the Banking Subsidiaries at December 31, 1993.

      Commercial Real Estate Loans. The Savings Banks provide commercial real estate loans, including loans secured by multi-family dwellings with more than four units and other commercial real property. From time to time, Security Bank also makes these types of loans. These loans constituted approximately $64.8 million, or 13.69%, of the Banking Subsidiaries' loan portfolio at December 31, 1993. These loans typically are secured by improved real estate located in North Carolina. Commercial real estate loans customarily are made in amounts up to 80% of the appraised value of the property and generally have terms of up to 15 years. Interest rates are tied generally to the one, two, three and five-year U.S. Treasury security yield or a published prime lending rate.

      Because of their generally shorter terms and higher interest rates, commercial real estate loans, such as those made by the Banking Subsidiaries, are helpful in maintaining a profitable spread between the Banking
Subsidiaries' average loan yields and their cost of funds. Traditionally, such loans have been regarded as posing significantly greater risk of default than residential mortgage loans. Such loans generally are substantially larger than single-family residential mortgage loans, and repayment of the loan generally depends on cash flow generated by the property. Because the payment experience on loans secured by such property is often dependent upon successful operation or management of the property, repayment of the loan may be subject to a greater extent to adverse conditions in the real estate market or the economy than generally is the case with one-to-four family residential mortgage loans. The commercial real estate business is cyclical and subject to downturns, overbuilding and local economic conditions. The Banking Subsidiaries seek to limit these risks in a variety of ways, including, among others, limiting the size of their commercial and multi-family real estate loans, generally limiting such

                                       7

loans to a maximum loan-to-value ratio of 80% based on the lesser of the purchase price or the appraised value of the property and generally lending on property located within their market areas.

      Commercial, Financial, and Agricultural Loans. Security Bank and, to a lesser extent, the Savings Banks also make commercial, financial and agricultural loans primarily to small and medium-sized companies for expansion and renovation, working capital needs, equipment purchases and farming operations. Generally, loans are made at adjustable interest rates with terms of one to five years. These loans constituted approximately $18.7 million, or 3.95%, of the Banking Subsidiaries' loan portfolio at December 31, 1993. Interest rates are tied generally to the one, two, three or five-year U.S. Treasury securities yield or a published prime lending rate. Generally, these commercial, financial and agricultural loans are made to borrowers located in North Carolina.

      As with commercial real estate loans, commercial, financial and agricultural loans are helpful in maintaining a profitable spread between the Banking Subsidiaries' average loan yields and their cost of funds because of their shorter term and higher interest rates. These loans have a higher degree of risk than residential mortgage loans because they are typically made on the basis of the borrower's ability to make repayment from the cash flow of its business and are either unsecured or secured by business assets, such as accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial, financial and agricultural loans may be substantially dependent on the success of the business itself. The Banking Subsidiaries seek to limit these risks by maintaining close contact with the borrower, obtaining financial statements on a regular basis and determining that the borrower is in compliance with the terms of the loan agreement.

      Installment and Other Consumer Loans. At December 31, 1993, the Corporation's installment and other consumer loans portfolio aggregated approximately $62.3 million, or 13.17%, of the Corporation's total loan portfolio. The consumer loans made by the Banking Subsidiaries include line of credit loans to individuals, loans on automobiles, boats, recreational vehicles and other consumer goods and unsecured loans. Generally, consumer loans have up to five-year terms and may have either adjustable or fixed interest rates or may be in the form of credit lines with adjustable interest rates. The Banking Subsidiaries normally limit the loan-to-value ratios on secured consumer loans to 85%, depending on the type of collateral securing the loan. Consumer loans typically are either secured by collateral that is rapidly depreciating or has greater recovery risks, such as automobiles, or are unsecured. Therefore, these loans generally carry a greater degree of credit risk than residential mortgage loans. Approximately $13 million, or 20.93%, of the Banking Subsidiaries' consumer loans as of December 31, 1993 were unsecured.

      Loan Maturity Schedule. The following table sets forth certain information at December 31, 1993 regarding the dollar amount of real estate construction loans and commercial, financial and agricultural loans maturing in the Banking Subsidiaries' loan portfolio. Demand and line of credit loans having no stated schedule of repayments and no stated maturity, and overdrafts, are reported as due in one year or less.


                                       8

                               Due In 1                 Due After 1
                                Year or Less             Through 5                Due After 5
                                  After                 Years After               Years After
                               December 31, 1993        December 31, 1993       December 31, 1993  Total

                                                                 (Dollars in Thousands)

     Real estate
       construction loans      $ 8,804                  $ 1,281                    $ ---           $10,085

     Commercial, financial
       and agricultural
       loans                    27,847                   10,544                    26,348           64,739

     Total                     $36,651                  $11,825                   $26,348          $74,824

      Predetermined and Adjustable Interest Rates Schedule. The following table sets forth the dollar amount of all real estate construction loans and commercial, financial and agricultural loans of the Banking Subsidiaries due after one year from December 31, 1993 that have predetermined interest rates or have floating or adjustable interest rates:


                                    Predetermined                 Floating
                                        Rates                Adjustable Rates
                                                (Dollars in Thousands)
Real estate construction                  $  ---                  $ 1,281
Commercial, financial and agricultural     5,915                   30,977
Total                                     $5,915                  $32,258

      Loan Solicitation and Processing. The Banking Subsidiaries derive their loan originations from a number of sources. Residential loan originations can be attributed to real estate broker referrals, mortgage banking relationships, direct solicitation by the loan officers of the Banking Subsidiaries, current depositors and borrowers, builders, attorneys, walk-in customers, correspondent loan originators and, in some instances, other lenders. Commercial real estate loans, consumer loans, and commercial, financial and agricultural originations result from many of the same sources. Upon receipt of a loan application from a prospective borrower, a credit report and verifications are ordered to verify specific information relating to the loan applicant's employment, income and credit standing. An appraisal of any real estate intended to secure a proposed loan is undertaken by in-house or independent appraisers approved by the applicable Banking Subsidiary.

      The Corporation and the Banking Subsidiaries have established certain general policies for loan authorization procedures. Loans up to limits established by each Banking Subsidiary's Board of Directors may be made by the applicable loan officers. Such loans are reviewed by the Banking
Subsidiary's management and/or Loan Committee. Loans in excess of these limits must be approved by Loan Administration and reviewed by the Loan Committee of the relevant Banking Subsidiary. Loans in excess of a pre-established level are reviewed or approved by the Loan Committee of the relevant
Banking Subsidiary and/or the General Loan Committee of the Corporation.


                                      9

      Loan applicants promptly are notified of the decision by a letter or, in some instances, orally. If a loan, other than consumer loans or certain loans of lesser amounts, is approved, a commitment letter will specify the terms and conditions of the proposed loan, including the amount of the loan, interest rate, amortization term, a brief description of the required collateral (if a secured loan is to be made) and required insurance coverage. The borrower must provide proof of fire and casualty insurance on any real property serving as collateral, which insurance must be maintained during the full term of the loan. In addition, the Banking Subsidiaries generally require title insurance on all loans secured by real property. Loan rates are normally locked in for a 60-day period.

      Loan Commitments. In the normal course of business, the Banking Subsidiaries have various commitments to extend credit which are not reflected in the Corporation's consolidated financial statements. At December 31, 1993, outstanding loan commitments approximated $9 million (of which approximately $6 million were fixed rate and $3 million were variable rate), preapproved but unused lines of credit for loans totaled $91 million and standby letters of credit aggregated $268,000. These amounts represent the Corporation's exposure to credit risk for these off-balance sheet financial instruments, and, in the opinion of management, represent no more than the normal lending risk that the Banking Subsidiaries commit to their borrowers. If these commitments are drawn, the Banking Subsidiaries will obtain collateral if it is deemed necessary based on management's credit evaluation of the borrower. Collateral obtained varies but may include accounts receivable, inventory, and commercial or residential real estate. Management expects that these commitments can be funded through normal operations.

      Loan Activity. Loan originations of the Banking Subsidiaries are primarily generated by their own lending functions, as opposed to purchasing loans from other financial institutions. In this manner, the Banking Subsidiaries collect for themselves the loan origination fees paid by the borrowers. The Savings Banks from time to time have purchased adjustable rate mortgage loans and fixed rate mortgage-backed securities in the secondary market.

      The Banking Subsidiaries typically underwrite fixed rate mortgage loans according to Federal Home Loan Mortgage Corporation ("FHLMC") or Federal National Mortgage Association ("FNMA") guidelines, so that the loans qualify for sale in the secondary mortgage market or exchange for participation certificates. Such loans may be considered by management to be held for sale at origination based on their interest rates and terms to maturity, and thus such loans are carried at the lower of cost or market as determined by outstanding commitments from investors or current investor yield requirements calculated on the aggregate loan basis. Gains and losses on loan sales are recognized if at the time of sale the average interest rate on the loans sold, adjusted for servicing costs, differs from the agreed yield to the buyer. Any excess servicing fee is deferred and is amortized using a level yield method over the contractual  life of such loans.  Sales of  loans in 1993 and 1992 resulted in no such excess servicing fees.  During 1993 and 1992, the Banking Subsidiaries sold, through OMNIBANK, approximately $86 million and $85 million, respectively, of fixed rate residential mortgage loans to generate liquidity and to meet loan demand. In connection with such sales, OMNIBANK generally retains the servicing of the loans (i.e., collection of principal and interest payments), for which it generally receives an average fee payable monthly of .25% to .375% per annum of the unpaid balance of each loan. As of December 31, 1993, the Banking Subsidiaries were servicing loans for others aggregating approximately $203 million. The sale and subsequent servicing of residential mortgage loans have been,  and will continue  to be, a  significant source of other income for the Corporation. The Corporation's gains on sales of loans, however, are largely dependent upon prevailing interest rates, which influence residential loan borrowers to refinance their loans at more favorable interest rates. As a result, this source of other income could be significantly affected by such interest rates in future periods. Gains on sales of loans totaled $1,384,000, $738,000

                                      10
and  $927,000  for  1993,  1992,  and  1991,
respectively, and loan servicing fees totaled $604,000, $563,000 and $548,000 for 1993, 1992, and 1991, respectively.

      Loan Origination and Other Fees. In addition to interest earned on loans and fees for making loan commitments, the Banking Subsidiaries receive loan origination fees for originating mortgage loans. These origination fees generally are calculated as a percentage of the principal amount of the mortgage loan and are charged to the borrower for creation of the loan. Non-refundable fees and certain related costs associated with originating or acquiring loans generally are recognized over the life of the related loans as an adjustment to interest income. Deferred net fees and discounts associated with the mortgage loans held by the Banking Subsidiaries are included as components of the carrying value of the loan and are being amortized into interest income over the lives of the related loans by a method that approximates level yield.

      The Banking Subsidiaries also receive other fees and charges relating to existing loans, including late charges, fees collected in connection with a change in borrower, and insurance commissions. These fees and charges for the years ended December 31, 1993, 1992, and 1991 totaled approximately $792,000, $788,000 and $739,000, respectively.

      Non-Performing Assets. The Banking Subsidiaries' collection procedures provide that when a loan is 30 days delinquent, the borrower will be contacted by mail and payment requested. If the delinquency continues, subsequent efforts will be made to contact the delinquent borrower. In certain limited instances, the Banking Subsidiary may modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize his financial affairs. If the loan continues in a delinquent status for at least 90 days, the Banking Subsidiary generally will initiate foreclosure or other collection proceedings. If the loan is unsecured, it is generally charged-off after it is 120 days delinquent. If a loan is secured, upon a foreclosure or other action seizing the collateral, or the determination by management that the collateral has been in substance foreclosed, the collateral property is appraised, and is then classified as real estate owned and is recorded at the lower of cost or fair value, less the estimated costs to sell the property. Generally, such properties are appraised annually to update the fair value estimates made by management.


      The following table presents information on nonperforming assets, including non-accrual loans, accruing loans that are 90 or more days past due, real estate owned and restructured loans.


                                                                At December 31,
                                                       1993          1992                1991           1990        1989
                                                                         (Dollars in Thousands)
  Non-accrual loans                                   $1,573         $2,515             $1,750         $2,438       $  974
  Accruing loans 90 days or more
    past due                                             420          1,380              2,139          2,942        1,784
  Real estate owned                                      951            983                998          1,894          681
  Restructured loans                                     186            479              1,700            -             -
     Total                                            $3,130         $5,357             $6,587         $7,274       $3,439

  Non-performing assets as
    a percentage of
    total assets                                         .34%           .59%               .72%           .80%         .40%

Management   of   the   Banking  Subsidiaries   periodically   evaluates   the
collectibility of the principal  and interest on these loans.   When a loan
becomes delinquent by at least 90 days, management determines whether interest should continue to accrue by considering various factors, including the current financial


                                      11

position of  the  borrower, the  value  of the  underlying
collateral, the existence and amount of coverage of any private mortgage insurance, and the date that the last payment or partial payment was received. If collectibility of the outstanding principal balance and the accrued interest appears certain based on a review of the aforementioned factors, and the loan is considered by management to be in the process of collection, management will continue to accrue interest on these loans. Loans are placed on nonaccrual status when management determines uncertainty of interest collection exists but payment of principal is not impaired. When uncertainty of collection of principal exists, the asset is written down to its net realizable value. Interest income foregone on nonaccrual loans and restructured loans for each of the years in the three-year period ended December 31, 1993, was not significant.

      Asset Classification. Regulations governing insured financial institutions require those institutions to classify their assets on a regular basis. In addition, in connection with examinations of insured institutions, federal and state examiners have authority to identify problem assets and, if appropriate, classify them. If an institution does not agree with an examiner's classification of an asset, it may appeal this determination to the appropriate regulator. Problem assets may be classified as "substandard," "doubtful" or "loss." An asset will be classified as "substandard" if it is determined to involve a distinct possibility that the insured institution may sustain some loss if deficiencies associated with the loan, such as inadequate documentation or credit weakness, are not corrected. An asset will be classified as "doubtful" if full collection is highly questionable or
improbable.   An asset  will be classified as  "loss" if it is considered as uncollectible, even if a partial recovery may be expected in the future. There is also a "special mention" category which includes assets that currently do not expose an insured institution to a sufficient degree of risk to warrant classification but that do possess credit deficiencies or
potential weaknesses deserving management's close attention.   An institution
must  establish general allowances  for loan losses for  assets classified
as substandard  or doubtful.   If  an asset  or portion  thereof is
classified as loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount.

      The  aggregate  amounts  of  classified   assets  (which  included  non-
performing assets) of the Banking Subsidiaries at December 31, 1993 were as follows:



                             Security Bank      OMNIBANK         Citizens       Home Savings           EDC
                                                        (Dollars in Thousands)
     Substandard assets          $1,904           $1,023           $5,175          $ 2,678                -
     Doubtful assets                  -                -                -                -                -
     Loss assets                      -                -                -                -                -
     Restructured loans               -              186                -                -                -
     Real estate owned                -              186                -              623             $142

      Loans classified for regulatory purposes as loss, doubtful, substandard or special mention that have not been disclosed in the nonperforming asset table under the section "Nonperforming Assets" do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

      Allowances for Loan Losses. The Corporation recognizes that the Banking Subsidiaries will experience credit losses in making loans and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a secured loan, the quality of the security for the loan.


                                      12
      Management's policy to maintain adequate reserves is based on, among other things, estimates of historical loan loss experience, loan growth, the composition and quality of each Banking Subsidiary's overall loan portfolio and off-balance sheet commitments, evaluations of current and anticipated economic conditions, and collateral values. Management evaluates the carrying value of loans periodically and specific allowances are made for individual loans when the ultimate collection is considered questionable by management after reviewing the current status of loans that are contractually past due and taking into account the fair value of the collateral of the loan. In addition, management of the Banking Subsidiaries utilizes the aforementioned regulatory classification system to evaluate the adequacy of the allowance for loan losses for the remaining portfolio. A percentage allocation is made to the allowance for loan losses based on the various loan classifications, so that loans with higher risk are assigned a larger allocation of allowance for loan losses. Also taken into consideration are the nature and extent of off-balance sheet financial instruments, including loan commitments and preapproved but unused lines of credit. During each of the years in the three-year period ended December 31, 1993 the Corporation had no realized credit losses from such off-balance sheet financial instruments.

      The Banking Subsidiaries grant primarily commercial, real estate, and installment loans throughout their market areas, which consists primarily of the south central and western Piedmont regions of North Carolina. The Banking Subsidiaries real estate loan portfolios can be affected by the condition of the local real estate markets and their commercial and installment loan portfolios can be affected by local economic conditions.

      While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from assumptions used in making such evaluations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Banking Subsidiaries' allowances for loan losses and losses on real estate owned. Such agencies may require the Banking Subsidiaries to adjust the allowance based on their judgments about information available to them at the time of their examinations.

                                      13
      The following is a reconciliation of the allowance for loan losses for the years shown:


                                                        Years Ended December 31,
                                    1993            1992                  1991             1990             1989
                                                                 (Dollars in Thousands)
     Balance, at the beginning
       of the year                $6,909          $5,429                 $4,732           $4,620           $4,230
     Charge-offs:
       Real estate
         mortgage loans             (283)          (118)                   (167)            (398)            (397)
       Commercial, financial
         and agricultural loans     ( 33)          (492)                   (821)            (749)            (374)
       Installment (consumer)
         loans                      (416)          (414)                   (700)          (1,169)            (249)
     Recoveries:
       Real estate
         mortgage loans              165              69                    119               56              267
       Commercial, financial
         and agricultural loans       46             267                    154              338               90
       Installment (consumer)
         loans                       186             320                    188              414               90
     Net charge-offs               $(335)           (368)                (1,227)          (1,508)            (573)
     Provision for loan
      losses                       $ 653           1,848                  1,924            1,620              963
     Balance, at the end of
      the year                    $7,227          $6,909                 $5,429           $4,732           $4,620
     Ratio of net
      charge-offs
      during the year to
      average loans
      outstanding during
      the year                      .07%             .07%                   .22%             .27%             .11%

      The following table presents an allocation of the allowance for loan losses by the categories indicated and the percentage that loans in each category bear to the Banking Subsidiaries' total loans. This allocation is used by management to assist in its evaluation of the Banking Subsidiaries' loan portfolio. These allocations are merely estimates and are subject to revisions as conditions change. Based upon historical loss experience and the Banking Subsidiaries' assessment of their loan portfolios, the Banking Subsidiaries' allowances for loan losses have been allocated to the categories of loans indicated. Specific allocations for these loans are based primarily on the creditworthiness of each borrower. In addition, general allocations are also made to each category based upon, among other things, the impact of current and future economic conditions on the loan portfolio taken as a whole. Losses on loans made to consumers are reasonably predictable based on prior loss experience and a review of current economic conditions.


                                                                   At December 31,
                                 1993  %        1992      %        1991     %       1990    %        1989    %
                                                                 (Dollars in Thousands)
     Real estate
      mortgage loans           $4,579  71.17    $4,118  70.60    $2,856  68.59    $3,380  65.90    $3,181  63.95
     Real estate
      construction loans           -    2.12       -     2.19       -     2.83       -     2.90       -     2.41
     Commercial, financial
      and agricultural loans    1,242  13.61       961  13.38     1,090  13.34       631  14.72       679  16.31
     Installment
      (consumer) loans
                                1,406  13.10     1,830  13.83     1,483  15.24       721  16.48       760  17.33

                              $ 7,227 100.00%   $6,909 100.00%   $5,429 100.00%   $4,732 100.00%   $4,620 100.00%


                                      14
Non-Banking Subsidiaries

      The Corporation has two direct Subsidiaries, and one indirect Subsidiary, which are not financial institutions. FCC provides management, electronic data processing and other services to the Corporation and the other Subsidiaries. At December 31, 1993, FCC had assets of approximately $4.3 million and liabilities of approximately $3.8 million. Prior to the Merger, EDC engaged in real estate acquisition, development and construction and provided real estate appraisal services to Omni and its subsidiaries. At December 31, 1993, EDC had assets of approximately $929,000 and liabilities of approximately $21,000. FSCC is a subsidiary of Security Bank and operates as a consumer finance company. At December 31, 1993, FSCC had assets of approximately $2.2 million, including a consumer loan portfolio of approximately $2 million, and total liabilities of approximately $2 million. See "Regulation" below.

Investment Activities

      Interest and dividends on investments historically have provided the Corporation and its Subsidiaries an additional substantial source of income. At December 31, 1993, the Corporation's investment securities portfolio aggregated approximately $368.4 million and consisted primarily of United States Government obligations, with lesser amounts of mortgage-backed securities, state and municipal obligations and federal agency obligations. Purchases of securities are funded either through the sale or maturity of other securities or from the cash flow arising in the ordinary course of business.

      The Banking Subsidiaries have authority to invest in various types of liquid assets, which include certain time deposits, bank acceptances, specified U.S. Government securities, government agency securities, and state and municipal obligations. Subject to various regulatory restrictions, the Banking Subsidiaries may also invest a portion of their assets in commercial paper, corporate debt securities and in mutual funds whose assets conform to the investments that they are otherwise authorized to make directly. The Banking Subsidiaries are required to maintain liquid assets at minimum levels, which are adjusted by financial institution regulators from time to time. See "Regulation." The Banking Subsidiaries traditionally have maintained levels of liquidity above that required by federal regulations. In addition to providing for regulatory liquidity, the Banking Subsidiaries maintain investments to employ funds not currently required for their various lending activities.

      Subject to the investment policy of the Corporation's Board of Directors, members of senior management normally make investment decisions. Management determines the maturities and mix of investments in the Banking Subsidiaries' investment portfolios based on liquidity needs and legal liquidity restrictions. Maturities are also determined based on general and anticipated market trends. The Corporation's investment strategy has been, and remains, to invest principally in U.S. Government securities, government agency obligations, and certain types of state and municipal obligations with maturities of seven years or less. These high grade investments generally pose little or no credit risks and are easily liquidated if necessary. Investments in these types of securities and obligations amounted to 97% of the Corporation's investment portfolio at December 31, 1993. Management generally considers government and agency obligations that carry lower yields to be preferable to higher yielding corporate and other securities that carry greater credit risks. Furthermore, management recognizes the Corporation's limitations in being able to evaluate and monitor many
corporate and other securities  on a timely basis.   Management believes that
this investment strategy will provide stable earnings and maintain asset quality, although rates of return will be more moderate than those that could be obtained with riskier securities. The Corporation does not engage in hedging or other high risk investment strategies.


                                      15

      At December 31, 1993, the Corporation's investment securities portfolio had gross unrealized gains of $7.2 million and gross unrealized losses of $528,000, compared to gross unrealized gains of $9.3 million and gross unrealized losses of $549,000 at December 31, 1992. The net unrealized gain of $6.7 million at December 31, 1993 reflects the fact that the weighted average yield of the Corporation's investment securities portfolio exceeds the current yields being offered in the bond market for securities with similar features. Such amounts generally do not reflect possible future realized gains for the investment securities portfolio. At December 31, 1993, the Corporation had the intent to hold all investment securities in the investment portfolio as long-term investments and had the ability to hold them to maturity. The level of unrealized gains will change in future periods as yields being offered in the bond market for securities with similar features fluctuate.

      During the  year ended December 31, 1993, sales or issuer calls
of investment securities totalled $5.86 million.   During the  year ended
December 31, 1992, sales of investment securities were insignificant. During the year ended December 31, 1991, sales of investment securities
totaled  $56.15 million.   These  sales occurred in response to an unforeseen
decline in interest rates during 1991.

      The following table presents the book value and the estimated fair value of the various components of the investment securities portfolio, excluding investment securities available for sale, at December 31, 1993, 1992, and 1991:


                                                            At December  31,
                                       1993                           1992                          1991
                                                        (Dollars in Thousands)
                                        Estimated                     Estimated                           Estimated
                               Book       Fair           Book            Fair               Book            Fair
                               Value     Value           Value          Value               Value          Value

     U.S. Government
       obligations             $305,180  $310,759       $292,848         $300,115         $247,062         $256,583

     U.S. Government
       agency
       obligations               40,409    40,368          9,966            9,996            1,998            2,083

     Mortgage-backed
       securities                12,676    13,135         19,298           19,769           20,162           20,650

     State and
       municipal
       obligations               10,022    10,698         15,592           16,570           15,601           16,788

     Other                           66        86            900              900              917              917

        Total:                 $368,353  $375,046       $338,604         $347,350         $285,740         $297,021


                                                           16

    The following table sets forth the maturities of the components of the aggregate investment securities portfolio of the Corporation at December 31, 1993, and the weighted average yields of such securities:


                                                                  After 1 but           After 5 but
                                 1 Year or Less                 Before 5 Years       Before 10 Years         After 10 Years
                                 Amount   Yield                 Amount   Yield       Amount    Yield         Amount   Yield
                                                                     (Dollars in Thousands)
   U.S. Government
     obligations                  $94,356   7.36%                $210,824   6.59%        -         -              -        -

   U.S. Government
     agency
     obligations                      500   9.60                   34,947   5.00      $4,962      6.25%           -        -

   Mortgage-backed
     securities                         -      -                        -      -       3,335      8.12         $9,341     7.66%

   State and
     municipal
     obligations                    1,002   8.10                    9,020   8.02         -         -              -        -
   Other
     investments                        -      -                        -      -         -         -               66      -

   Total investment               $95,858   7.38%                $254,791   6.42%     $8,297      7.00%        $9,407     7.66%
     securities


                                                    17
Sources of Funds

      General Sources of Funds. Core deposits are the largest and most important source of the Banking Subsidiaries' funds for lending and other investment purposes. In addition to deposits, the Banking Subsidiaries receive funds from interest payments, loan principal repayments, advances (loans) from the FHLB ("FHLB Advances"), other borrowings and operations. Loan repayments and interest payments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. The Savings Banks generally use borrowings on a short-term basis to compensate for reductions in the availability of funds from other sources. Borrowings may also be used on a longer-term basis for general business purposes. Historically, the Banking Subsidiaries have not relied upon significant amounts of borrowings to fund loan and asset growth.

      Deposits. The Banking Subsidiaries attract consumer and commercial deposits principally from within their respective primary market areas through the offering of a broad selection of deposit instruments, including (depending upon the Banking Subsidiary), demand deposits, NOW accounts, money market accounts, regular and bonus savings accounts, money market certificates, other time deposits (including negotiated "jumbo" and "mini jumbo" certificates in denominations of at least $100,000 and $50,000, respectively), and individual retirement plans. Deposit account terms vary, with the principal differences being the minimum balance required, the time period that the funds must remain on deposit and the interest rate. The Banking Subsidiaries generally do not obtain funds through brokers, and they do not solicit funds outside of North Carolina. The Banking Subsidiaries' aggregate deposits increased approximately $10.82 million in 1993, decreased approximately $1.51 million in 1992, and increased approximately $7.21 million in 1991.

      The following table contains information pertaining to the average amount of and the average rate paid on each of the following deposit categories for the periods indicated:


                                                 Year Ending              Year Ending                 Year Ending
                                              December 31, 1993        December 31, 1992           December 31, 1991
                                                          Average                   Average                  Average
                                             Average        Rate      Average         Rate      Average         Rate
  Deposit Category                           Balance        Paid      Balance         Paid      Balance         Paid
  Demand deposits -                                                   (Dollars in Thousands)
   non-interest bearing                      $ 68,689        -       $ 63,989           -        $57,481        -
  Demand deposits -
   interest bearing                           149,668      2.33%      149,244         3.09%      142,770        4.52%
  Savings deposits                            152,378      3.00       139,356         3.77       117,747        5.48
  Time deposits                               407,851      4.71       423,029         5.63       461,023        7.16

   Total                                     $778,586      3.84%     $775,618         4.73%     $779,021        6.36%


      The following table sets forth the amount and maturities of jumbo certificates of deposit (certificates of deposit of $100,000 or more) in the Banking Subsidiaries at December 31, 1993:
                                                        (Dollars in Thousands)
      Maturing in 3 months or less                                $17,616
      Maturing after 3 but less than 6 months                      12,734
      Maturing after 6 but less than 12 months                     13,222
      Maturing after 12 months                                     19,440
         Total                                                    $63,012

      Borrowings.   In addition to the  deposits described above,  the Savings
Banks rely upon FHLB Advances as their principal borrowing source, to supplement their supply of lendable funds and to secure

                                                           18
funds for  other
operational purposes, such as meeting deposit withdrawals and other short-term liquidity requirements. The FHLB of Atlanta functions in a central reserve capacity providing credit for thrift and other financial institutions. FHLB Advances may be on a secured or unsecured basis depending upon a number of factors, including the purpose for which the funds are being borrowed and existing advances outstanding. At December 31, 1993, OMNIBANK had FHLB Advances totaling $8 million, at rates varying from 8.15% to 9.65%, secured by certain of its real estate loans and all of its FHLB of Atlanta stock. The Savings Banks have also entered into blanket collateral agreements with the FHLB of Atlanta whereby they maintain, free of other encumbrances, "qualifying mortgages" with unpaid principal balances at least equal to, when discounted at 65% of the unpaid principal balance, 100% of the total FHLB Advances. The Savings Banks also have unused lines of credit with the FHLB of Atlanta totaling approximately $60 million at December 31, 1993. If drawn, the advanced funds would be at market rates of interest and would be collateralized by the aforementioned blanket collateral agreements, all stock of the borrowing subsidiary in the FHLB, and any other collateral deemed necessary by the FHLB. See Note 7 of Notes To Consolidated Financial Statements for information as to interest rates and maturities for these FHLB Advances. The other Banking Subsidiaries had no FHLB Advances at December 31, 1993. The Savings Banks also enter into retail repurchase agreements on a
short-term basis, primarily  as a  service to their customers.    These
borrowings are generally secured by investment securities of the Corporation, and are classified as other borrowings in the table below.

      The  following  tables   set  forth  the   borrowings  of  the   Banking
Subsidiaries at the dates and for the periods indicated:




                                                                       At December 31,
                                                            1993            1992               1991
                                                                     (Dollars in Thousands)
     FHLB Advances                                      $8,000             $12,500          $19,500
     Other borrowings                                    1,764                 706              638
       Total borrowings                                 $9,764             $13,206          $20,138

                                                            Year Ended December 31,
                                                            1993            1992               1991
                                                                 (Dollars in Thousands)
     Maximum amount of other short-term
       borrowings outstanding at any
       month end during the year                        $1,764           $   773          $   687
     Approximate average amount of
       other borrowings outstanding
       at any month end during
       the year                                         $1,103           $   403          $   596
     Weighted average interest rate paid
       on other borrowings during
       the year                                           3.16%             3.81%            6.61%
     Approximate weighted average interest
       rate paid on total borrowings
       during the year                                    7.69%             8.38%            6.35%

      Net Interest Income Analysis. The following tables set forth for the periods and at the dates indicated the average interest-earning assets, the average interest-bearing liabilities, interest income from interest-earning assets and interest expense related to interest-bearing liabilities, average yields on interest-earning assets and average rates on interest-bearing liabilities, the spread between the combined average rates earned on interest-earning assets and average rates paid on interest-bearing liabilities, and the net yield on interest-earning assets (net interest margin). Average balances are determined on a daily basis. For the purposes of this table, the loan averages include nonaccrual loans and are stated net of unearned income. The amount of loan fees included in interest income for each of the periods presented is not material.

                                                           19


                                                         (Dollars in Thousands)
                                   Year Ended December 31, 1993         Year Ended December 31, 1992  Year Ended December 31, 1991

                               Weighted
                               Average
                              Yield/Rate  Income/   Average   Average    Income/   Average  Average   Income/   Average   Average
                                As Of     Expense   Balance  Yield/Rate  Expense   Balance Yield/Rate Expense   Balance  Yield/Rate
                                December
                                31, 1993
Interest-earning assets:
Loans, net of unearned income      7.78%   $41,195   $494,943    8.32%   $48,277   $528,869   9.13%   $59,572   $571,284   10.43%
Investments-taxable                5.85     21,299    338,773    6.29     21,165    293,808   7.20     20,874    249,926    8.35
Investments-nontaxable             7.68        955     13,012    7.34      1,137     15,596   7.29      1,130     15,611    7.24
Federal funds sold                 3.00        197      6,847    2.88        443     12,404   3.57        773     13,561    5.70
Other interest-earning assets      3.98        577     15,409    3.74        831     20,683   4.02        712     22,994    3.10
Total interest-earning assets      6.93    $64,223   $868,984    7.39    $71,853   $871,360   8.24%   $83,061   $873,376    9.51%
Other non-interest earning assets                      49,376                        44,540                       48,449
Total assets                                         $918,360                      $915,900                     $921,825
Interest-bearing liabilities:
FHLB advances & other
    borrowings1                    7.81%   $   880   $ 11,401    7.72%   $ 1,434   $ 17,120   8.38%   $ 2,071   $ 32,589    6.35%
Deposits                           3.63     27,255    709,897    3.84     33,695    711,629   4.73     45,879    721,540    6.36
Total interest-bearing liabilities 3.69%  $ 28,135   $721,298    3.90%   $35,129   $728,749   4.82%   $47,950   $754,129    6.36%
Non-interest bearing liabilities                       76,055                        74,729                       62,963
Total liabilities                                    $797,353                      $803,478                     $817,092
Stockholders' equity                                  121,007                       112,422                      104,733
Total liabilities & stockholders'
        equity                                       $918,360                      $915,900                     $921,825
Net interest rate spread           3.24%  $ 36,088                3.49%  $36,724              3.42%   $35,111               3.15%
Net yield on interest earning
       assets                                                     4.15%                       4.21%                         4.02%

1 Refer to the table on page 19 for information concerning other borrowings.


                                      20
Asset/Liability Management

      The Banking Subsidiaries' exposure to interest-rate risk results from the differences in maturities and pricing of their interest-earning assets (loans and other investments) and interest-bearing liabilities (deposits and other borrowings). Historically, financial institutions with substantial mortgage loan portfolios have operated in a mismatched position, with interest-sensitive liabilities greatly exceeding interest-sensitive assets. Because interest rates paid on deposits can adjust more quickly to interest rate movements than do yields earned on loans, sharp increases in interest rates can adversely affect the earnings of such financial institutions. The rapid escalation of interest rates in the early 1980's is directly responsible for many of the problems of banks and thrift institutions as their cost of funds exceeded their yield on assets. Such interest-rate risk can be reduced if the maturities of deposits and loans are reasonably well matched.

      The senior management personnel of the Corporation and each Banking Subsidiary currently maintain responsibility for and discuss and monitor on a continuing basis the asset/liability management for the Banking Subsidiaries. In addition, the Board of Directors of the Corporation has adopted an interest-rate risk management policy providing for a formal asset/liability committee that meets no less frequently than quarterly to monitor exposure to interest-rate risk and report findings and accomplishments to the Boards of Directors of the Corporation and the Banking Subsidiaries.

      The Corporation currently measures its exposure to interest rate risks through the utilization of a computer model that outlines a gap position
for  various maturities and market  value  of  portfolio  equity,   by
Banking Subsidiary. Various interest rate scenarios are used to determine whether the goals established by the Boards of Directors of the
Corporation and  each Banking  Subsidiary  are  being met.    All  such data
is reviewed with the respective Boards of Directors of the Corporation and the Banking Subsidiaries on a quarterly basis.

      Realizing that various hedging activities are inherently volatile and that such activities require specific expertise, neither the Corporation nor any Subsidiary engages in the following investment activities: financial options transactions, interest rate futures transactions, mortgage or interest rate swap transactions, transferring securities, trading in mortgage derivative instruments or products such as collateralized mortgage obligations, investing in junk bonds, or otherwise engaging in synthetic or artificial hedging of risk-controlled arbitrage.

      In an effort to make the yields on their loan and investment portfolios more interest-rate sensitive, the Savings Banks have implemented a number of measures, including: (i) increasing their emphasis on originating adjustable rate mortgage loans on residential and commercial properties, subject to market conditions; (ii) originating higher levels of construction, small commercial real estate and consumer loans, which typically bear higher interest rates than residential loans and offer greater interest rate flexibility through shorter maturities; and (iii) using FHLB Advances and longer- term savings certificates to lengthen maturities of liabilities. Security Bank historically has had, and continues to have, a large percentage of commercial, financial and agricultural loans and installment and other consumer loans in its portfolio and an even higher percentage of its total assets in its investment portfolio. Consequently, its loan and investment portfolios tend to be more interest-rate sensitive than those of the Savings Banks. The risks involved in commercial real estate, consumer and commercial, financial and agricultural loans are evaluated by management carefully as part of the underwriting of such loans.


                                      21
      Management is continuing to attempt to direct the Savings Banks' loan portfolios into types of loans other than residential mortgage loans. The effort, together with the emphasis in Security Bank's portfolio upon commercial, financial and agricultural loans and installment and other consumer loans, has resulted in the diversification of the Corporation's aggregate loan portfolio.

      The Banking Subsidiaries also emphasize longer-term deposits when prudent to do so. It is difficult, however, to attract longer term deposits in periods of rising interest rates or during extended periods of low interest rates. Conversely, in a declining rate environment, longer-term deposits are easier to attract, but could leave the Banking Subsidiaries holding more costly deposits if interest rates declined significantly or for any extended period of time.

The following table sets forth the dollar amount of maturing assets and liabilities of the Banking Subsidiaries as of December 31, 1993 and the difference between them for the repricing periods indicated:


                                      22

                                                                          (Dollars in Thousands)
                                             0 to 90    91 to 180      181 to      More      More Than    More Than    Total
                                             Days1       Days1        365         Than      3 years to   5 years1
                                                                      Days1      1 year to   5 years1
                                                                                 3 years1

Interest-earning assets:
Loans2                                      $191,410     $58,211    $112,720     $42,840     $25,221     $61,209      $491,611
Investments-taxable                           27,514      24,035      43,307     147,353      98,418      17,704       358,331
Investments-non-taxable                          ---       1,002         ---       9,020         ---         ---        10,022
Interest-bearing balances in other banks       5,145         ---         ---         ---         ---         ---         5,145
Federal funds sold                             3,450         ---         ---         ---         ---         ---         3,450
Total interest-earning assets               $227,519     $83,248    $156,027    $199,213    $123,639     $78,913      $868,559
Interest-bearing liabilities:
Deposits                                    $286,371     $98,876     $89,825    $170,646     $70,880         $28      $716,626
FHLB advances and other borrowings             2,764         ---         ---       6,000       1,000         ---         9,764
Total interest-bearing liabilities          $289,135     $98,876     $89,825    $176,646     $71,880         $28      $726,390
Interest sensitivity gap                    $(61,616)   $(15,628)    $66,202     $22,567     $51,759    $ 78,885      $142,169
Cumulative interest sensitivity gap         $(61,616)   $(77,244)   $(11,042)    $11,525     $63,284    $142,169
Cumulative ratio of interest-earning assets
   to interest-bearing liabilities            78.69%      80.09%       97.69%     101.76%     108.71%     119.57%
Ratio of cumulative gap to total assets       (6.63%)     (8.32%)      (1.19%)      1.24%       6.81%      15.30%


1. Gap analysis includes fixed rate loan repayments (contractual and prepayment) and decay rates of deposit accounts based upon historical industry experience.
2. Includes loans held for sale.

                                      23


      In evaluating the Corporation's exposure to interest-rate risk, shortcomings inherent in the method of analysis presented in the foregoing table must be considered. For example, although certain assets and liabilities may have similar maturities or repricing periods, they may react in different degrees to changes in market interest rates. The interest rates in certain types of assets and liabilities may fluctuate in advance of changes of market interest rates, while interest rates on other types may lag behind changes in market rates. Certain assets, such as adjustable rate mortgage loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. The ability of borrowers to service a debt may decrease in the event of an interest rate increase. The Banking Subsidiaries consider the anticipated effects of these various factors in implementing their interest rate risk management objectives. Management believes that it must continue its efforts to manage the rates, liquidity and interest-rate sensitivity of the assets and liabilities of the Banking Subsidiaries to generate an acceptable return.

Rate/Volume Analysis

      The following table shows, for the periods indicated, the change in interest income and interest expense for each major component of interest-earning assets and interest-bearing liabilities attributable to (1) changes in volume (changes in volume multiplied by old rate) and (2) changes in rates (changes in rate multiplied by old volume). The change in interest income or expense attributable to the combination of rate variance and volume variance is included in the table, but such amount has been allocated equally between, and included in the amounts shown as, changes due to rate and changes due to volume.

                                                           24

                                                                  Year Ended December 31,
                                             1993 vs. 1992                                           1992 vs. 1991
                                          Increase (Decrease)                                    Increase (Decrease)
                                                Due To                                                Due To
                                                 Rate/                                                 Rate/
                            Volume     Rate     Volume       Total        Volume            Rate      Volume          Total
                                                                        (Dollars in Thousands)
Interest income:
 Loans                     $(2,960)   $(4,122)   $ 273     $(7,082)       $(4,147)        $ (7,148)     $551        $(11,295)
Investments-taxable          3,033     (2,899)    (412)        134          3,413           (3,122)     (504)            291
 Investments-non-taxable    (  189)         7     (  1)     (  182)        (    1)               8        -                7
 Federal funds sold         (  179)    (   67)      39      (  246)        (   54)           (276)        25          (  330)
 Other interest-
earning assets              (  205)    (   49)      14      (  254)        (   82)             201      ( 21)            119
 Total interest-
 earning assets            $(  500)   $(7,130)   $( 87)    $(7,630)       $(  871)        $(10,337)    $  51        $(11,208)

Interest expense:
 Deposits                  $(   74)   $(6,366)   $  16     $(6,440)       $(  550)        $(11,634)    $ 161        $(12,184)
 FHLB Advances and
 other borrowings           (  460)    (   94)      37      (  554)        (1,139)             502      (313)           (637)
  Total interest-
 bearing liabilities       $(  534)   $(6,460)   $  53     $(6,994)       $(1,689)        $(11,132)    $(152)       $(12,821)

  Net interest income      $    34    $(  670)   $(140)    $(  636)       $   818         $    795     $ 203        $  1,613


                                                     25
Liquidity

      The following discussion supplements the discussion in the Annual Report under the section "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

      As discussed in the section "Sources of Funds" and in other sections included or incorporated by reference herein, the Banking Subsidiaries' principal sources of funds, other than cash provided from the net income of the Banking Subsidiaries, are deposit accounts, FHLB Advances, principal and interest payments on loans, interest received on investment securities, and fees. As noted in the consolidated statements of cash flows included in the Annual Report and incorporated by reference herein, the largest source of cash during 1993, 1992 and 1991 was the approximately $3 million, $20 million and $13 million, respectively, in net cash provided by operations. These funds resulted from net income adjusted primarily for the following noncash items:
the provision for loan losses, depreciation and amortization, net securities gains, and changes in other assets and liabilities. The most significant investing activity during 1993 and 1992 was purchases of investment securities of approximately $122 million and $126 million, respectively, which was partially funded in 1993 and 1992 by maturities of investment securities totaling approximately $90 million and $72 million, respectively.
As discussed elsewhere herein, the net  decrease in loans in 1993, 1992 and 1991 of approximately $35 million, $40 million and $26 million, respectively, was largely due to management's policy of selling current production of fixed rate mortgage loans during these years. In total, net cash provided by investing activities in 1993 totalled approximately $433,000, while net cash of approximately $16 million and $16 million was
used  in investing activities  during 1992  and 1991, respectively.   Net cash
used in financing activities amounted to approximately $168,000, $12 million and $577,000 during 1993, 1992 and 1991, respectively. For additional information regarding liquidity and capital resources, see "Regulation."

Key Operating Ratios

      The table below sets forth certain performance ratios of the Corporation for the periods indicated:

                                                                               Year Ended December 31
                                                                1993                     1992             1991
    Return on average assets (net income divided
      by average total assets)                                 1.62%                    1.09%            1.22%
    Return on average equity (net income divided
      by average stockholders' equity)                        12.26                     8.81            10.77
    Dividend payout ratio (1)                                   .31                      .37              .24
    Equity to assets ratio (average stockholders'
      equity divided by average total assets)                 13.18                    12.37            11.36
    Interest rate spread (difference between
      weighted average interest rate earned on
      all interest-earning assets and weighted
      average interest rate paid on all interest-
      bearing liabilities)                                     3.49                     3.42             3.15

(1) Due to the restatement  of financial information for all  periods presented, as discussed in  Note 2 of
    Notes to Consolidated  Financial Statements, dividends  per share for all periods presented except for the year ended December 31, 1993, have been computed by dividing  cash dividends paid  by the  weighted average number of  shares outstanding  as adjusted  retroactively for stock splits and stock dividends.

Personnel

      As of December 31, 1993, the Corporation and the Subsidiaries employed 392 employees on a full-time basis and approximately 28 employees on a part-time basis. The Corporation and/or the Subsidiaries currently maintain such employee benefits as pension and retirement plans, hospitalization and major medical insurance coverage, long-term disability and group life insurance, and an employee stock ownership plan. Employee benefits are considered by management to be competitive with those provided by other major employers in the Corporation's primary market areas. The employees are not represented by a collective bargaining unit, and the Corporation believes its relationship with its employees to be good.

Regulation

      Federal and state legislation and regulation have significantly affected the operations of financial institutions in the past several years and have increased competition among commercial banks, savings institutions and other providers of financial services. In addition, federal legislation has imposed new limitations on the investment authority of, and higher insurance and examination assessments on, financial institutions and has made other changes that may adversely affect the future operations and competitiveness of regulated financial institutions with other financial intermediaries. The operations of regulated depository institutions and their holding companies, including the Corporation and its Banking Subsidiaries, will continue to be subject to changes in applicable statutes and regulations from time to time.

      The Corporation. As a bank holding company registered under the BHCA, the Corporation is subject to the regulations of the FRB. Under the BHCA, the Corporation's activities and those of the Subsidiaries are limited to banking, managing or controlling banks, furnishing services to or performing services for its Subsidiaries or engaging in any other activity which the FRB determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

      The BHCA prohibits the Corporation from acquiring direct or indirect control of more than 5% of the outstanding voting stock or substantially all of the assets of any bank or savings bank or merging or consolidating with another bank holding company or savings bank holding company without prior approval of the FRB. The BHCA also prohibits the Corporation from acquiring control of any bank or savings bank operating outside the State of North Carolina unless such action is specifically authorized by the statutes of the state where the bank or savings bank to be acquired is located.

      Additionally, the BHCA prohibits the Corporation from engaging in, or acquiring ownership or control of more than 5% of the outstanding voting stock of any company engaged in a non-banking business, including thrifts, unless such business is determined by the FRB to be so closely related to banking as to be properly incident thereto. The BHCA generally does not place territorial restrictions on the activities of such non-banking related activities.


      Similarly, FRB approval (or, in certain cases, non-disapproval) must be obtained prior to any person acquiring control of the Corporation or a Banking Subsidiary. Control is conclusively presumed to exist if, among other things, a person acquires more than 25% of any class of voting stock of the institution or holding company or controls in any manner the election of a majority of the directors of the institution or the holding company. Control is presumed to exist if a person acquires more than 10% of any class of voting stock and the institution or the holding company has registered securities under Section 12 of the Securities Exchange Act of 1934, as amended, or the acquiror will be the largest shareholder after the acquisition.

      There are a number of obligations and restrictions imposed on bank holding companies and their insured depository institution subsidiaries by law and regulatory policies that are designed to minimize potential loss to depositors of such depository institutions and the Federal Deposit Insurance Corporation ("FDIC") insurance funds in the event the depository institution becomes in danger of default or in default. For example, under the recently enacted Federal Deposit Insurance Corporation Improvement Act of 1991 (the "1991 Banking Law"), to reduce the likelihood of receivership of an insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become "undercapitalized" with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the institution's total assets at the time the institution became undercapitalized or (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all acceptable capital standards as of the time the institution fails to comply with such capital restoration plan. Under a policy of the FRB with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. Under the BHCA, the FRB also has the authority to require a bank holding company to terminate any activity or to relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the FRB's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

      In addition, the "cross-guarantee" provisions of the Federal Deposit Insurance Act ("FDIA") require insured depository institutions under common control to reimburse the FDIC for any loss suffered by either the Savings Association Insurance Fund (the "SAIF") or the Bank Insurance Fund ("BIF") of the FDIC as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the SAIF or the BIF or both. The FDIC's claim is superior to claims of shareholders of the insured depository institution or its holding company but subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

      The Corporation is subject to the obligations and restrictions described above, and the Banking Subsidiaries are subject to the cross-guarantee provisions of the FDIA. However, management of the Corporation currently does not expect that any of these provisions will have an impact on the operations of the Corporation or its Subsidiaries.

      Bank holding companies are required to comply with the FRB's risk-based capital guidelines. At the end of 1992, the minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) increased to 8%. Until such time, the required ratio was 7.25%. At least half of the total capital is required to be "Tier I capital," principally consisting of common shareholders' equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain goodwill items. The remainder ("Tier II capital") may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the general loan loss allowance. Until December 31, 1992, a limited portion of Tier II capital could be counted as Tier I capital. In addition to the risk-based capital guidelines, the FRB has adopted a minimum Tier I (leverage) capital ratio, under which a bank holding company must maintain a minimum level of Tier I capital (as determined under the risk-based capital rules in effect at year-end 1992) to average total consolidated assets of at least 3% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a Tier I (leverage) capital ratio of at least 1% to 2% above the stated minimum.

      The following table sets forth the Corporation's regulatory capital position at December 31, 1993 (for the regulatory capital positions of the Banking Subsidiaries as of December 31, 1993, see the discussions below).


                                     Leverage Capital         Risk-Based Capital
                                     Amount   % of Assets    Amount  % of Assets
                                          (Dollars in Thousands)
Actual                              $124,220  13.31%        $129,821  29.08%
Minimum capital standard              27,992   3.00           35,719   8.00
Excess of actual regulatory
  capital over minimum
 regulatory capital standard        $ 96,228  10.31%        $ 94,102  21.08%

      The 1991 Banking Law requires each federal banking agency, including the FRB, to revise its risk-based capital standards within 18 months of enactment of the statute to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of non-traditional activities, as well as reflect the actual performance and expected risk of loss on multi-family mortgages. In August 1992, the FRB, the FDIC and the Office of the Comptroller of the Currency issued a joint advance notice of proposed rulemaking, soliciting comments on a proposed framework for implementing these revisions. Under the proposal, an institution's assets, liabilities, and off-balance sheet positions would be weighed by risk factors that approximate the instruments' price sensitivity to a 100 basis point change in interest rates. Institutions with interest rate risk exposure in excess of a threshold level would be required to hold additional capital proportional to that risk. The notice also asked for comments on how the risk-based capital guidelines of each agency may be revised to take account of concentration and credit risk and the risk of nontraditional activities. The Corporation is studying the notice. It cannot assess at this point the impact, if any, the proposal would have on the capital requirements of the Corporation or its Banking Subsidiaries.

      Under current federal law, transactions between depository institutions and any affiliate are governed by Section 23A and 23B of the Federal Reserve Act. An affiliate of a depository institution is any company or entity that controls, is controlled by or is under common control with the institution. In a holding company context, the parent holding company of a depository institution and any companies which are controlled by such parent holding company are affiliates of the depository institution. Generally, Sections 23A and 23B (i) limit the extent to which the depository institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the savings institution or the subsidiary as those provided to a nonaffiliate. The term "covered transaction" includes the making of loans or other extensions of credit to an affiliate, the purchase of assets from an affiliate, the purchase of, or an investment in, the securities of an affiliate, the acceptance of securities of an affiliate as collateral for a loan or extension of credit to any person, or issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. In addition to the restrictions imposed by Sections 23A and 23B, no depository institution may
(i) loan or otherwise
extend credit to an affiliate, except for any affiliate which engages only in activities that are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates that are subsidiaries of the institution.

      Additionally, the FDIC has provided advance notice of a proposed rule-making which would affect contracts between a bank holding company, such as the Corporation, or its non-depository subsidiaries or related interests under common control, and its insured depository institution affiliates, such as the Banking Subsidiaries. The FDIC proposed establishing a rebuttable regulatory presumption that certain types of contracts between an insured depository institution and any company which directly or indirectly controls it (or which is under common control with it) are unsafe and unsound. The types of contracts to be covered by such a presumption would include those relating to:
(1) making or purchasing loans, (2) servicing loans, (3) performing trust functions, (4) providing bookkeeping or data processing services, (5)
furnishing management services, (6) selling or transferring any department or subsidiary, (7) payments for intangible assets, (8) transferring any asset for less than fair market value as evidenced by an independent written appraisal, or (9) prepaying any liability more than 30 days prior to its due date. The FDIC also has proposed regulations which would prohibit any insured depository institution from entering into any contract with any person to provide goods, products or services if such contract is determined to adversely affect the safety or soundness of the insured institution. The Corporation cannot determine at this point the impact these proposed rules would have upon it and the Banking Subsidiaries if they are adopted in their currently proposed form.

      Section 4(i) of the BHCA authorizes the FRB to approve the application of a bank holding company to acquire any savings institution under Section 4(c)(8) of the BHCA. In approving such an application, the FRB is precluded from imposing any restrictions on transactions between the bank holding company and the acquired savings institution, except as required by Section 23A or 23B of the Federal Reserve Act or any other applicable law. Further, the FDIA, as amended by the 1991 Banking Law, authorizes the merger or consolidation of any BIF member with any SAIF member, the assumption of any liability by any BIF member to pay any deposits of any SAIF member or vice versa, or the transfer of any assets of any BIF member to any SAIF member in consideration for the assumption of liabilities of such BIF member or vice versa, provided that certain conditions are met and, in the case of any acquiring, assuming or resulting depository institution which is a BIF member, such institution continues to make payment of SAIF assessments on the portion of liabilities attributable to any acquired, assumed or merged SAIF-insured institution.

      As a result of the Corporation's ownership of Security Bank, in 1983 the Corporation was registered under the bank holding company laws of North Carolina. Accordingly, the Corporation and the Subsidiaries are also subject to regulation by the North Carolina Commissioner of Banks (the "N.C. Commissioner"). The N.C. Commissioner has asserted authority to examine North Carolina bank holding companies and their affiliates and is in the process of formulating regulations in this area. Further, as a result of its ownership of the Savings Banks, the Corporation is also registered under the savings bank holding company laws of North Carolina. Thus, it is also subject to regulation and supervision by the North Carolina Administrator of Savings Institutions (the "N.C. Administrator").

      Security Bank. Security Bank is organized as a North Carolina chartered commercial bank and is subject to various statutory requirements and to rules and regulations promulgated and enforced by the N.C. Commissioner and the FDIC. Its deposits are insured by the BIF.

      North Carolina commercial banks, such as Security Bank, are subject to legal limitations on the amounts of dividends they are permitted to pay. Prior approval of the N.C. Commissioner is required if the total of all dividends declared by Security Bank in any calendar year exceeds its net profits (as defined by statute) for that year combined with its retained net profits (as defined by statute) for the preceding two calendar years, less any required transfers to surplus. Also, under the 1991 Banking Law an insured depository institution, such as Security Bank, is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become "undercapitalized" (as such term is defined in the statute). Based on its current financial condition, the Corporation does not expect that this provision will have any impact on Security Bank's ability to pay dividends.

      As a North Carolina chartered, FDIC-insured commercial bank which is not a member of the Federal Reserve System, Security Bank is subject to capital requirements imposed by the FDIC. Under the FDIC's regulations, state nonmember banks that (a) receive the highest rating during the examination process and (b) are not anticipating or experiencing any significant growth, are required to maintain a minimum leverage ratio of 3% of Tier I capital to average total consolidated assets; all other banks are required to maintain a minimum ratio of 1% or 2% above the stated minimum, with a minimum leverage ratio of not less than 4%. As of December 31, 1993, the leverage ratio of Security Bank was 13.17%.

      The following table sets forth Security Bank's regulatory capital position at December 31, 1993:

                                    Leverage Capital         Risk-Based Capital
                                    Amount  % of Assets    Amount  %  of Assets
                                          (Dollars in Thousands)
Actual                              $ 49,901  13.17%        $ 51,749  35.23%
Minimum capital standard              11,366   3.00           11,752   8.00
Excess of actual regulatory
  capital over minimum
  regulatory capital standard       $ 38,535  10.17%        $ 39,997  27.23%

      As a BIF-insured institution, Security Bank is also subject to insurance assessments imposed by the FDIC. Under current law, as amended by the 1991 Banking Law, the insurance assessment to be paid by BIF-insured institutions shall be as specified in a schedule required to be issued by the FDIC that would specify, at semiannual intervals, target reserve ratios designed to increase the reserve ratio to 1.25% of estimated insured deposits (or such higher ratio as the FDIC may determine in accordance with the statute) in 15 years. Further, the FDIC is authorized, under the 1991 Banking Law, to impose one or more special assessments in any amount deemed necessary to enable repayment of amounts borrowed by the FDIC from the Treasury Department. Effective January 1, 1993, the FDIC replaced the uniform assessment rate with a transitional risk-based assessment schedule which became fully effective in January 1994, having assessments ranging from 0.23% to 0.31% of an institution's average assessment base. The actual assessment to be paid by each BIF member is based on an institution's assessment risk classification, which is determined based on whether the institution is considered "well capitalized," "adequately capitalized" or "under capitalized," as such terms have been defined in applicable federal regulations adopted to implement the prompt corrective action provisions of the 1991 Banking Law, and whether such institution is considered by its supervisory agency to be financially sound or to have supervisory concerns. See "Impact of the 1991 Banking Law." As a result of the provisions of the 1991 Banking Law, the assessment rate on deposits could increase significantly over the next 15 years. Based on the
current   financial  condition
and  capital  levels   of  Security  Bank,  the
Corporation does not expect that the transitional risk-based assessment schedule will have a material impact on Security Bank's future earnings.

      Further, under current federal law, depository institutions are subject to the restrictions contained in Section 22(h) of the Federal Reserve Act with respect to loans to directors, executive officers and principal stockholders. Under Section 22(h), loans to directors, executive officers and stockholders who own more than 10% of a depository institution (18% in the case of institutions located in an area with less than 30,000 in population), and certain affiliated entities of any of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities, the institution's loan-to-one-borrower limit as established by federal law (as discussed below). Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers and shareholders who own more than 10% of an institution, and their respective affiliates, unless such loans are approved in advance by a majority of the board of directors of the institution. Any "interested" director may not participate in the voting. The FRB has prescribed the loan amount (which includes all other outstanding loans to such person), as to which such prior board of director approval is required, as being the greater of $25,000 or 5% of capital and surplus (up to $500,000). Further, pursuant to Section 22(h), the FRB requires that loans to directors, executive officers, and principal shareholders be made on terms substantially the same as offered in comparable transactions to other persons.

      Security Bank is subject to FDIC-imposed loan-to-one-borrower limits which are substantially the same as those applicable to national banks. Under these limits, no loans and extensions of credit to any borrower outstanding at one time and not fully secured by readily marketable collateral shall exceed 15% of the unimpaired capital and unimpaired surplus of the bank. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of unimpaired capital and unimpaired surplus. These limits also authorize banks to make loans to one borrower, for any purpose, in an amount not to exceed $500,000. As of December 31, 1993, the largest aggregate amount of loans which Security Bank had to one borrower was $1.9 million. Management does not believe that any of Security Bank's outstanding loans violate the applicable loans-to-one-borrower limits or that these limits will have a significant impact on Security Bank's business, operations or earnings.


      Regulations promulgated by the FDIC pursuant to the 1991 Banking Law place limitations on the ability of insured depository institutions to accept, renew or roll over deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in such depository institution's normal market area. Under these regulations, "well capitalized" depository institutions may accept, renew or roll such deposits over without restriction, "adequately capitalized" depository institutions may accept, renew or roll such deposits over with a waiver from the FDIC (subject to certain restrictions on payments of rates) and "undercapitalized" depository institutions may not accept, renew or roll such deposits over. The regulations contemplate that the definitions of "well capitalized," "adequately capitalized" and "undercapitalized" will be the same as the definition adopted by the agencies to implement the corrective action provisions of the 1991 Banking Law. See "Impact of the 1991 Banking Law." Management does not believe that these regulations will have a materially adverse effect on the current operations of Security Bank.

      Security Bank is subject to examination by the FDIC and the N.C. Commissioner. FSCC, the consumer finance company subsidiary of Security Bank, is also subject to such examination. In addition, Security Bank is subject to various other state and federal laws and regulations, including state usury laws, laws relating to fiduciaries, consumer credit and equal credit, fair credit reporting laws and laws relating to branch banking. Security Bank, as an insured North Carolina commercial bank, is prohibited from engaging as a principal in activities that are not permitted for national banks, unless (i) the FDIC determines that the activity would pose no significant risk to the appropriate deposit insurance fund and (ii) Security Bank is, and continues to be, in compliance with all applicable capital standards.

      Under Chapter 53 of the North Carolina General Statutes, if the capital stock of a North Carolina commercial bank is impaired by losses or otherwise, the N.C. Commissioner is authorized to require payment of the deficiency by assessment upon the bank's shareholders, pro rata, and to the extent necessary, if any such assessment is not paid by any shareholder, upon 30 days notice, to sell as much as is necessary of the stock of such shareholder to make good the deficiency. The Corporation is the sole shareholder of Security Bank.

      The Savings Banks. The Savings Banks are North Carolina-chartered savings banks and members of the FHLB system (the "FHLB System"). Their
deposits  are insured  by the  FDIC  through the  SAIF.   They  are subject  to
examination and regulation by the FDIC and the N.C. Administrator and to regulations governing such matters as capital standards, mergers, establishment of branch offices, subsidiary investments and activities, and general investment authority.

      North Carolina enacted the Savings Bank Act, Ch. 54C of the North Carolina General Statutes ("Chapter 54C"), effective October 1, 1991. Chapter 54C created a state savings bank ("SSB") charter. An SSB is a North Carolina chartered financial institution regulated by the FDIC and the N.C. Administrator, but not by the OTS, with its deposit accounts insured by either the SAIF or the BIF of the FDIC. Each of the Savings Banks converted to an SSB charter on December 1, 1992 (the "Conversions") in order to reduce the regulatory cost and burden imposed by the overlapping regulatory jurisdiction of the three agencies under whose regulation they operated as federal savings banks. The Conversions are expected to reduce substantially the amounts that the Savings Banks would otherwise pay to OTS in assessments, application and securities filing fees.

      The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") effected a major restructuring of the federal regulatory scheme applicable to financial institutions. Among other things, FIRREA abolished the Federal Home Loan Bank Board and Federal Savings and Loan Insurance Corporation, many of the previous regulatory functions of which are now under the control of the OTS and the FDIC. Regulatory functions relating to deposit insurance and to conservatorships and receiverships of federally insured financial institutions, including savings banks, are now exercised by the FDIC. FIRREA contains provisions affecting numerous aspects of the operations and regulation of federally insured savings banks and empowers the FDIC to promulgate regulations implementing the provisions of FIRREA, including regulations defining certain terms used in the statute as well as regulations exercising or defining the limits of regulatory discretion conferred by the statute.

      Prior to their Conversions, the Savings Banks were regulated by the OTS in addition to the FDIC and the N.C. Administrator. Consequently, they were subject to various operating requirements and restrictions imposed by the OTS. Additionally, they were regulated by the N.C. Administrator under North Carolina law as savings and loan associations rather than as savings banks.
The following discussion sets forth the regulatory requirements and restrictions to which the Savings Banks became subject upon their Conversions.

      As SAIF-insured institutions, the Savings Banks are also subject to insurance assessments imposed by the FDIC. Under current law, as amended by the 1991 Banking Law, the insurance assessment paid by SAIF-insured institutions must be the greater of 0.15% of the institution's average assessment base (as defined)  or such rate as the FDIC, in its sole discretion,
determines to be appropriate to be able to increase (or maintain) the reserve ratio to 1.25% of estimated insured deposits (or such higher ratio as the FDIC may determine in accordance with the statute) within a reasonable period of time. Through December 31, 1993, the assessment rate could not be less than 0.23% of the institution's average assessment base, and from January 1, 1994 through December 31, 1997, the assessment rate must not be less than 0.18% of the institution's average assessment base. In each case the assessment rate may be higher if the FDIC, in its sole discretion, determines such higher rate to be appropriate. Effective January 1, 1993, the annual assessment rate is determined pursuant to the transitional risk-based assessment schedule issued by the FDIC pursuant to the 1991 Banking Law, which imposes assessments ranging from 0.23% to 0.31% of an institution's average assessment base. The actual assessment to be paid by each SAIF member will be based on the institution's assessment risk classification, which will be determined based on whether the institution is considered "well capitalized," "adequately capitalized" or "undercapitalized" (as such terms have been defined in federal regulations adopted to implement the prompt corrective action provisions of the 1991 Banking Law), and whether such institution is considered by its supervisory agency to be financially sound or to have supervisory concerns. See "Impact of the 1991 Banking Law." The Savings Banks do not anticipate any material increase in their insurance assessments.

      Upon their Conversions, the Savings Banks ceased to be subject to the capital requirements of the OTS and became subject to the capital requirements of the FDIC and the N.C. Administrator. The FDIC requires each of the Savings Banks to have a minimum leverage ratio of Tier I capital to average total assets of at least 3%; provided, however, that all institutions, other than those (i) receiving the highest rating during the examination process and (ii) not anticipating or experiencing any significant growth, are required to maintain a ratio of 1% or 2% above the stated minimum, with a minimum leverage ratio of not less than 4%. The FDIC also requires each of the Savings Banks to have a ratio of total capital to risk-weighted assets of at least 8%. The FDIC leverage and risk-based capital ratio calculations and components are very similar to the OTS core capital and risk-based capital requirements, respectively. The FDIC, however, does not impose a tangible capital requirement. The N.C. Administrator requires a net worth equal to at
least 5% of  total assets.   At December  31, 1993, each of the Savings Banks
complied with the net  worth requirements of  the N.C. Administrator:
OMNIBANK, 12.97%; Citizens, 9.92%; and, Home Savings, 8.05%.

      The following table sets forth the consolidated FDIC regulatory capital positions of OMNIBANK, Citizens and Home Savings as of December 31, 1993:

                                     Leverage Capital      Risk-Based Capital
                                   Amount   % of Assets   Amount   %  of Assets

                                          (Dollars in Thousands)

Actual                            $ 59,140  10.93%        $ 62,837  21.30%
Minimum capital standard            16,239   3.00           23,599   8.00
Excess of actual regulatory
  capital over minimum
  regulatory capital standard     $ 42,901   7.93%        $ 39,238  13.30%

      The FHLB System provides a central credit facility for member institutions. As members of the FHLB of Atlanta, each of the Savings Banks are required to own capital stock in the FHLB of Atlanta in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans,  home purchase contracts and similar obligations at the end of each calendar year, or 5% of its outstanding advances (borrowings) from the FHLB of Atlanta. As of December 31, 1993, each of the Savings Banks was in compliance with this requirement.

      FIRREA has had the effect of significantly reducing the dividends that Savings Banks receive on their stock in the FHLB of Atlanta. FIRREA requires each FHLB to transfer a certain amount of its reserves and undivided profits to the Resolution Funding Corporation ("RECORP"), the government entity established to raise funds to resolve troubled savings association cases, in order to fund the principal and a portion of the interest on RECORP bonds and certain other obligations. In addition, FIRREA requires each FHLB to transfer a percentage of its annual net earnings to the Affordable Housing Program. That amount will increase from 5% of the annual net income of the FHLB in 1990 to at least 10% of its annual net income in 1995 and subsequent years. As a result of these FIRREA requirements, it is anticipated that the FHLB of Atlanta's earnings will be reduced and that each of the Savings Banks will continue to receive reduced dividends on its FHLB of Atlanta stock in future periods.

      FRB regulations adopted pursuant to the Depository Institutions Deregulation and Monetary Control Act of 1980 require savings associations and savings banks to maintain reserves against their transaction accounts (primarily negotiable order of withdrawal accounts) and certain nonpersonal time deposits. The reserve requirements are subject to adjustment by the FRB. As of December 31, 1993, each of the Savings Banks was in compliance with the applicable reserve requirements of the FRB.

Upon  their  Conversions, the
Savings Banks ceased to be subject to OTS liquidity requirements and became subject to the N.C. Administrator's requirement that the ratio of liquid assets to total assets equal at least 10%. The computation of liquidity under North Carolina regulation allows the inclusion of mortgage-backed securities and investments which, in the judgment of the N.C. Administrator, have a readily marketable value, including investments with maturities in excess of five years. On December 31, 1993, the liquidity ratios of the Savings Banks exceeded  the requirements  of  the  N.C. Administrator  and  were as  follows:
OMNIBANK, 20.39%; Citizens, 34.94%; and, Home Savings, 31.75%.

      The Savings Banks also are subject to loan-to-one-borrower limits which are substantially the same as those applicable to Security Bank. Additionally, under these limits, a savings bank is authorized to make loans to one borrower to develop domestic residential housing units, not to exceed the lesser of $30 million or 30% of the savings bank's unimpaired capital and unimpaired surplus, provided that (i) the purchase price of each single-family dwelling in the development does not exceed $500,000; (ii) the savings bank is in compliance with its fully phased-in capital requirements; (iii) the loans comply with the applicable loan-to-value requirements; (iv) the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus and (v) either the savings bank's regulator issues an order permitting the savings bank to use the higher limit or the savings bank meets the requirements for "expedited treatment." A savings bank meets the requirements of "expedited treatment" if, among other things,  it  has  a
composite MACRO rating of 1 or 2, a Community Reinvestment Act rating of satisfactory or better, and has not been notified by supervisory personnel that it is a problem institution or an institution in troubled condition.
These limits also authorize a savings institution to make loans to one borrower to finance the sale of real property acquired in satisfaction of debts in an amount up to 50% of unimpaired capital and surplus. As North Carolina chartered savings banks, the Savings Banks are subject under North Carolina law to the same loans-to-one-borrower restrictions as are described above. However, if North Carolina loans-to-one-borrower limitations were to be made less stringent than the restrictions set forth above, the Savings Banks would still be subject to the above described restrictions pursuant to FDIC regulations.

      As of December 31, 1993, the largest aggregate amount of loans which the Savings Banks had to any one borrower was as follows: OMNIBANK, $3.13 million; Citizens, $2.21 million; and, Home Savings, $1.05 million. None of the Savings Banks had loans outstanding which management believes violate the applicable loans-to-one-borrower limits. The Corporation does not believe that the loans-to-one-borrower limits will have a significant impact on the Savings Banks' business, operations or earnings.

      The Savings Banks are subject to the same FDIC regulations as Security Bank regarding the ability of insured depository institutions to accept, renew, or roll over deposits offering rates of interest significantly higher than generally prevailing market rates. Management does not believe these regulations will have a materially adverse effect on the current operations of the Savings Banks.

As North Carolina-chartered  savings banks,
the Savings Banks are subject to North Carolina law which requires that at least 60% of their respective assets be investments that qualify under certain
Internal Revenue  Service guidelines.   As of December  31, 1993,  each Savings
Bank was in compliance with the North Carolina law.

      Recent FDIC law and regulations generally provide that state-chartered savings banks may not engage as principal in any type of activity, or in any activity in an amount, not permitted for national banks, or directly acquire or retain any equity investment of a type or in an amount not permitted for national banks. The FDIC has authority to grant exceptions from these prohibitions (other than with respect to non-service corporation equity investments) if it determines no significant risk to the SAIF is posed by the amount of the investment or the activity to be engaged in and if the savings bank is and continues to be in compliance with fully phased-in capital standards. National banks are generally not permitted to hold equity investments other than shares of service corporations and certain federal agency securities. Moreover, the activities in which service corporations are permitted to engage are limited to those of service corporations for national banks.

      FIRREA generally prohibits any savings institution (state or federal) from directly or indirectly acquiring or retaining any corporate debt security that is not of investment grade (generally referred to as "junk bonds'). Any savings institution that held corporate debt securities not of investment grade prior to August 9, 1989 is required to divest those securities as quickly as can be prudently done, but in no event later than July 1, 1994, and must file an application setting forth its plans for divestiture with the FDIC. At December 31, 1993, none of the Savings Banks owned any corporate debt securities not of investment grade  for which such  divestiture would be
required. Additionally, FDIC regulations impose restrictions on the lending limits of state-chartered savings banks, including percentage limitations on the total investment in various types of loans, including limitations which
(i) limit total non-residential real estate loans to 400% of capital, (ii) limit total commercial, corporate, business or agricultural loans to 10% of assets, and (iii) limit total consumer loans, commercial paper and corporate debt securities to 35% of assets. Each Savings Bank was in compliance with such requirements as of December 31, 1993.

      FIRREA also generally requires any savings institution that proposes to establish or acquire a new subsidiary, or to conduct new activities through an existing subsidiary, to notify the FDIC at least 30 days prior to the establishment or acquisition of any subsidiary, or at least 30 days prior to conducting any such new activity. Any such activities must be conducted in accordance with the regulations and orders of the FDIC and the N.C. Administrator.

      As North Carolina chartered savings banks, the Savings Banks derive their authority from, and are regulated by, the N.C. Administrator. The N.C. Administrator has the right to promulgate rules and regulations necessary for the supervision and regulation of state savings banks under his jurisdiction and for the protection of the public investing in such institutions. The regulatory authority of the N.C. Administrator includes, but is not limited to, the establishment of reserve requirements; the regulation of the payment of dividends; the regulation of incorporators, shareholders, directors, officers and employees; the establishment of permitted types of withdrawable accounts and types of contracts for savings programs, loan and investments; and, the regulation of the conduct and management of savings banks, chartering and branching of institutions, mergers, conversions and conflicts of interest. North Carolina law requires that the Savings Bank maintain federal deposit insurance as a condition of doing business.

      The N.C. Administrator conducts regular annual examinations of the Savings Banks as well as other state-chartered savings institutions in North Carolina. The purpose of such examinations is to assure that institutions are being operated in compliance with applicable North Carolina law and regulations and in a safe and sound manner. These examinations are usually conducted on a joint basis with the FDIC. In addition, the N.C. Administrator is required to conduct an examination of any institution when he has good reason to believe the standing and responsibility of the institution is of doubtful character or when he otherwise deems it prudent. The N.C. Administrator is empowered to order the revocation of the license of an institution if he finds that it has violated or is in violation of any North Carolina law or regulation and that revocation is necessary in order to preserve the assets of the institution and protect the interest of its depositors. The N.C. Administrator has the power to issue cease and desist orders if any person or institution is engaging in, or has engaged in , any unsafe or unsound practice or unfair and discriminatory practice in the conduct of its business or in violation of any other law, rule or regulation.

      A North Carolina chartered savings bank must maintain net worth of 5% of total assets and liquidity of 10% of total assets, as discussed above. Additionally, a North Carolina chartered savings bank is required to maintain general valuation allowances and specific loss reserves in the same amounts as required by the federal regulators.

      A North Carolina chartered stock savings bank may not declare or pay a cash dividend on, or repurchase any of, its capital stock if the effect of such transaction would be to reduce the net worth of the institution to an amount which is less than the minimum amount required by applicable federal and state regulations. Accordingly, each of the Savings Banks is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, it would become "undercapitalized" (as such term is defined in the 1991 Banking Law).

      In addition, each of the Savings Banks is also subject to the restriction that it is not permitted to declare or pay a cash dividend on or repurchase any of its capital stock if the effect thereof would be to cause its net worth to be reduced below the amount for the liquidation account established in connection with its conversion from mutual to stock form.

      Subject to limitations established by the N.C. Administrator, North Carolina-chartered savings banks may make any loan or investment or engage in any activity which is permitted to federally chartered savings institutions. In addition to such lending authority, North Carolina-chartered savings banks are authorized to invest funds, in excess of loan demand, in certain statutorily permitted investments, including but not limited to (i) obligations of the United States, or those guaranteed by it; (ii) obligations of the State of North Carolina; (iii) bank demand or time deposits; (iv) stock or obligations of the federal deposit insurance fund or FHLB; (v) savings accounts of any savings and loan association as approved by the board of directors; and (vi) stock or obligations of any agency of the State of North Carolina or of the United States or of any corporation doing business in North Carolina whose principal business is to make education loans.

      North Carolina law provides a procedure by which savings institutions may consolidate or merge, subject to the approval of the N.C. Administrator. The approval is conditioned upon findings by the N.C. Administrator that, among other things, such merger or consolidation will promote the best interests of the members or shareholders of the merging institutions. North Carolina law also provides for simultaneous mergers and conversions and for supervisory mergers conducted by the N.C. Administrator.

      Impact of the 1991 Banking Law. The 1991 Banking Law was signed into law on December 19, 1991. Among other things, the 1991 Banking Law provides increased funding for the BIF and the SAIF, and provides for expanded regulation of depository institutions and their affiliates, including parent holding companies.

      The 1991 Banking Law provides authority for special assessments against insured deposits and for the development of a general risk-based deposit insurance assessment system which the FDIC implemented on a transitional basis effective January 1, 1993. The BIF and SAIF funding provisions could result in a significant increase in the assessment rate on deposits of BIF and SAIF institutions over the next 15 years. No assurance can be given at this time as to what level of assessments against insured deposits will be during this 15-year period.

      Effective one year after its enactment, the 1991 Banking Law provides the federal banking agencies with broad powers to take corrective action to resolve the problems of insured depository institutions. The extent of these powers will depend upon whether the institutions in question are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." In September 1992, each of the federal banking agencies issued final uniform regulations to be effective December 19, 1992, which define such capital levels. Under the final regulations, an institution is considered "well capitalized" if it has
(i) a total risk-based capital ratio of 10% or greater, (ii) a Tier I risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An "adequately capitalized" institution is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier I risk-based capital ratio of 4% or greater and
(iii) a leverage ratio of 4% or greater (or 3% or greater in the case of an institution with the highest examination rating). An institution is considered (A) "undercapitalized" if it has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier I risk-based capital ratio of less than 4% or (iii) a leverage ratio of less than 4% (or 3% in the case of an institution with the highest examination rating; (B) "significantly undercapitalized" if the institution has (i) a total risk-based capital ratio of less than 6%, or
(ii) a Tier I risk-based capital ratio of less than 3% or (iii) a leverage ratio of less than 3% and (C) "critically undercapitalized" if the institution has a ratio of tangible equity to total assets equal to or less than 2%.

      The 1991 Banking Law also amended the prior law with respect to the acceptance of brokered deposits by insured depository institutions to permit only a "well capitalized" (as defined in the statute as significantly exceeding each relevant minimum capital level) depository institution to accept brokered deposits without prior regulatory approval. In June 1992, the FDIC issued final regulations implementing these provisions regulating brokered deposits. Under the regulations, "well-capitalized" banks may accept brokered deposits without restrictions, "adequately capitalized" banks may accept brokered deposits with a waiver from the FDIC (subject to certain restrictions on payment of rates), while "under-capitalized" banks may not accept brokered deposits. The regulations contemplate that the definitions of "well capitalized," "adequately capitalized" and "under capitalized" are the same as the definitions adopted by the agencies to implement the prompt corrective action provisions of the 1991 Banking Law (as described in the previous paragraph). The Corporation does not believe that these regulations have had or will have a material adverse effect on the current operations of its Banking Subsidiaries.

      To facilitate the early identification of problems, the 1991 Banking Law requires the federal banking agencies to review and, under certain circumstances, prescribe more stringent accounting and reporting requirements than those required by generally accepted accounting principles. In September 1992, the FDIC issued a notice of proposed rulemaking implementing those provisions. The proposed rule, among other things, would require that management report on the institution's responsibility for preparing financial statements and establishing and maintaining an internal control structure and procedures for financial reporting and compliance with laws and regulations concerning safety and soundness, and that independent auditors attest to and report separately on assertions in management's reports concerning compliance with such laws and regulations, using FDIC-approved audit procedures.

      The 1991 Banking Law further requires the federal banking agencies to develop regulations requiring disclosure of contingent assets and liabilities and, to the extent feasible and practicable, supplemental disclosure of the estimated fair market value of assets and liabilities. The 1991 Banking Law also requires annual examinations of all insured depository institutions by the appropriate federal banking agency, with some exceptions for small, well-capitalized institutions and state chartered institutions examined by state
regulators.    Moreover,  the  federal banking  agencies  are  required  to set operational and managerial, asset quality, earnings and stock valuation standards for insured depository institutions and depository institution holding companies, as well as compensation standards for insured depository institutions that prohibit excessive compensation, fees or benefits to officers, directors, employees, and principal shareholders. In July 1992, the federal banking agencies issued a joint advance notice of proposed rulemaking soliciting comments on all aspects of the implementation of these standards in accordance with the 1991 Banking Law, including whether the compensation standards should apply to depository institution holding companies.

      The foregoing necessarily is a general description of certain provisions of the 1991 Banking Law and does not purport to be complete. Several of the provisions of the 1991 Banking Law will be implemented through regulations issued by the various federal banking agencies, only a portion of which have been adopted in final form. Several of the significant provisions of the legislation will not become effective until one year or more after enactment. The effect of the 1991 Banking Law on the Corporation and its Subsidiaries will not be full ascertainable until after all of the provisions are effective and after all of the regulations are adopted.

Taxation

      Federal Income Taxation. The Corporation files a consolidated federal income tax return with its Subsidiaries. The Banking Subsidiaries are subject to the taxing provisions of the Internal Revenue Code of 1986, as amended ("Code"), for corporations, as modified by certain provisions of accounting.

      Thrift institutions, which qualify under certain definitional tests and other conditions of the Code, are permitted certain favorable provisions regarding their deductions from taxable income for annual additions to their bad debt reserve. A reserve may be established for bad debts on qualifying real property loans (generally loans secured by interests in real property improved or to be improved) under (i) a method based on a percentage of the institution's taxable income, as adjusted (the "percentage of taxable income method") or (ii) a method based on actual loss experience (the "experience method"). Nonqualifying loans are computed on the experience method. The Savings Banks generally compute their additions to their reserves using the percentage of taxable income method.

      The percentage of taxable income method is limited to 8% of taxable income. This method may not raise the reserve to exceed 6% of qualifying real property loans at the end of the year. Moreover, the additions for qualifying real property loans, when added to nonqualifying loans, cannot exceed 12% of the amount by which total deposits or withdrawable accounts exceed the sum of surplus, undivided profits and reserves at the beginning of the year. The experience method is the amount necessary to increase the balance of the reserve at the close of the year to the greater of (i) the amount which bears the same ratio to loans outstanding at the close of the year as the total net bad debts sustained during the current and five preceding years bear to the sum of the loans outstanding at the close of such six years or (ii) the balance in the reserve account at the close of the last taxable year beginning before 1988 (assuming that the loans outstanding have not declined since such date).

      In order to qualify for the percentage of income method, an institution must have at least 60% of its assets as "qualifying assets" which generally include cash, obligations of the U.S. government or an agency or instrumentality thereof or a state or political subdivision, residential real estate-related loans, or loans secured by savings accounts and property used in the conduct of its business. In addition, it must meet certain other supervisory tests and operate principally for the purpose of acquiring savings and investing in loans.

      Institutions which become ineligible to use the percentage of income method must change to either the reserve method or the specific charge-off method that apply to banks. Proposed regulations require ratable inclusion in income of excess reserves over a six-year period in the event of ineligibility. Large banks, those generally exceeding $500 million in assets, must convert to the specific charge-off method.

      Bad debt reserve balances in excess of the balance computed under the experience method or amounts maintained in a supplemental reserve built up prior to 1962 ("excess bad debt reserve") require inclusion in taxable income upon certain distributions to its shareholders. Distributions in redemption or liquidation or stock or distributions with respect to its stock in excess of earnings and profits accumulated in years beginning after December 31, 1951, are treated as a distribution from the excess bad debt reserve. When such a distribution takes place and it is treated as from the excess bad debt reserve, the thrift is required to reduce its reserve by such amount and simultaneously recognize the amount as an item of taxable income increased by the amount of income tax imposed on the inclusion. Dividends not in excess of earnings and profits accumulated since December 31, 1951 will not require inclusion of part or all of the bad debt reserve in taxable income. Each of the Savings Banks has accumulated earnings and profits since December 31, 1951 and has an excess in its bad debt reserve. Distributions in excess of current and accumulated earnings and profits will increase taxable income.

      Security  Bank  traditionally  has  maintained  its   reserve  using  the
experience method described above. As a commercial bank, Security Bank's use of the experience method is subject to the limitation based upon $500 million in total assets.

      The Corporation's and  Omni's income tax returns for tax years subsequent
to 1989  are subject  to examination.    The Corporation's  federal income  tax
return for the year ended December 31, 1991 was examined during 1993 and its federal income tax return for the year ended December 31, 1992 is currently under examination.

      State and Local Taxation. Under North Carolina law, the corporate income tax is 7.75% of federal taxable income as computed under the Code, subject to certain prescribed adjustments. In addition, for tax years beginning in 1992, 1993 and 1994, a corporate taxpayer must pay a surtax equal to 3%, 2% and 1%, respectively, of the state income tax otherwise payable by it. An annual state franchise tax is imposed at a rate of 0.15% applied to the greatest of the institutions' (i) capital stock, surplus and undivided profits, (ii) investment in tangible property in North Carolina, or (iii) appraised valuation of property in North Carolina.

Accounting Matters

      Postemployment Benefits. In November 1992 the Financial Accounting Standards Board (FASB) issued Statement of
Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("Statement 112"), which is effective for fiscal years beginning after December 15, 1993. Statement 112 establishes accounting standards for employers who provide benefits to former or inactive employees after employment but before retirement (referred to in this statement as postemployment benefits). Those benefits include, but are not limited to, salary continuation, supplemental unemployment benefits, severance benefits, continuation of benefits such as health care benefits and life insurance coverage, etc. The Corporation has not determined the effect, if any, of Statement 112 on its consolidated financial statements.

      Accounting by Creditors for  Impairment of a Loan.    The FASB has issued
Standard No. 114, "Accounting by Creditors for Impairment of a Loan," which requires that all creditors value all specifically reviewed loans for which it is probable that the creditor will be unable to collect all amounts due according to the terms of the loan agreement at either the present value of expected cash flows discounted at the loan's effective interest rate, or if more practical, the market price or value of collateral. This Standard is required for fiscal years beginning after December 15, 1994. The Corporation has not determined the impact, if any, of this Standard on its consolidated financial statements.

      Accounting for Certain  Investments in Debt  and Equity Securities.
The FASB has issued Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities," that requires debt and equity securities held:
(i) to maturity be classified as such and reported at amortized cost; (ii) for current resale be classified as trading securities and reported at fair value, with unrealized gains and losses included in current earnings; and
(iii) for any other purpose be classified as securities available for sale and reported at fair value, with unrealized gains and losses excluded from current earnings and reported as a separate component of stockholders' equity. It is required for fiscal years beginning after December 15, 1993. The Corporation will adopt Standard No. 115 as of January 1, 1994. In connection with this adoption, the Corporation anticipates that approximately $324,500 of investment securities will be classified as securities available for sale. As of December 31, 1993, these securities had unrealized securities gains of approximately $6,100, which would result in an unrealized securities gain, net of income tax effects, of approximately $4,100 being recorded as an increase to stockholders' equity on the date of adoption.

      Stock-based Compensation. The FASB has issued an Exposure Draft for a proposed SFAS entitled "Accounting for Stock-based Compensation" which addresses the recognition and measurement of stock-based compensation paid to employees, including employee stock options, restricted stock, and stock appreciation rights. Employers would be required to recognize a charge to earnings for such awards, whereas generally no charge is recognized under current accounting practices. Compensation expense would be measured as the fair value of the award at the grant date with subsequent adjustments made to reflect the outcome of certain service or performance assumptions made at the date of grant but not for effects of subsequent changes in the price of the entity's stock. Disclosure provisions of the proposed statement would be effective for fiscal years beginning after December 31, 1993 with recognition provisions being effective for awards granted after December 31, 1996.

ITEM 2 -    PROPERTIES

      The Corporation's principal office is located at 507 West Innes Street, Salisbury, North Carolina 28144. The main administrative and executive office of OMNIBANK are also located at the same address. The executive office of Security Bank is located at 215 South Main Street, Salisbury, North Carolina 28144; the executive office of Citizens is located at 31 Union Street (North), Concord, North Carolina 28082; and, the executive office of Home Savings is located at 700 West Kings Street, Kings Mountain, North Carolina 28086.

      Of the Corporation's 47 banking, insurance, and consumer finance locations, 42 are located on real property owned by the related Subsidiary, 5 of the facilities are located on leased land and 5 of the facilities occupy leased quarters. FCC also owns and maintains a facility for operations, data processing and related activities. During 1993, the Corporation paid aggregate rents of approximately $39,000 for utilization of leased premises.

ITEM 3 -    LEGAL PROCEEDINGS

      In the opinion of management, neither the Corporation nor any Subsidiary is involved in any pending legal proceedings other than routine, non-material proceedings occurring in the ordinary course of business.

ITEM 4 -    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of the Corporation's shareholders during the quarter ended December 31, 1993.

                                    PART II

ITEM 5 -    MARKET  FOR  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
            MATTERS

      The Corporation's outstanding common stock is qualified for quotation on the National Market System of the National Association of Securities Dealers Automated Quotation system under the symbol "SCBC." As of March 7, 1994, the approximate number of shareholders of record of the Corporation was 3,200. Common stock market prices and cash dividends are set forth on page 4 of the Annual Report to Shareholders for the year ended December 31, 1993 (the "Annual Report") and are incorporated herein by reference. See Item 1 above for potential regulatory restrictions upon the Banking Subsidiaries' payments of dividends to the Corporation.

ITEM 6 -    SELECTED FINANCIAL DATA

      The information contained under the heading "Selected Financial Data" on page 1 of the Annual Report is incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The information contained on  pages 5 through 27  and pages 41 and 42  of
Item 1 above and the information contained under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 5 through 7 of the Annual Report are incorporated herein by reference.

ITEM 8 -    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The following consolidated financial statements of the Corporation included in the Annual Report are incorporated herein by reference:
                                                                 Annual Report
                                                                  Page Number
     Independent Auditors' Report                                     27

      Consolidated Balance Sheets -                                    8
        December 31, 1993 and 1992

      Consolidated Statements of Income - Years ended                  9
        December 31, 1993, 1992 and 1991

      Consolidated Statements of Stockholders' Equity -               10
        Years ended December 31, 1993, 1992 and 1991

      Consolidated Statements of Cash Flows - Years ended             11
        December 31, 1993, 1992 and 1991

      Notes to Consolidated Financial Statements                   12-26


ITEM 9 - CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.


                                   PART III

ITEM 10 -   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information set forth on pages 2 through 6 of the Proxy Statement regarding the Corporation's Annual Meeting of Shareholders on April 28, 1994 (the "Proxy Statement") is incorporated herein by reference.

ITEM 11 -   EXECUTIVE COMPENSATION

      The information set forth on pages 9 through 15 of the Proxy Statement is incorporated herein by reference.

ITEM 12 -   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information set forth on pages 7-8 and 10 of the Proxy Statement is incorporated herein by reference.

ITEM 13 -   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information set forth on page 16 of the Proxy Statement is incorporated herein by reference.


                                    PART IV

ITEM 14 -   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)(1)      Financial Statements

            The following consolidated financial statements of the Corporation are included in the Annual Report and are incorporated herein by reference:

            Independent Auditors' Report                    Exhibit 13, page 27

            Consolidated Balance Sheets -
            December 31, 1993 and 1992                      Exhibit 13, page 8

            Consolidated Statements of Income -
            Years ended December 31, 1993, 1992 and 1991    Exhibit 13, page 9

            Consolidated Statements of
            Stockholders' Equity - Years ended
            December 31, 1993, 1992 and 1991                Exhibit 13, page 10

            Consolidated Statements of Cash Flows -
            Years ended December 31, 1993, 1992 and 1991    Exhibit 13, page 11

            Notes to Consolidated Financial
            Statements -                                Exhibit 13, pages 12-26

        (2) Financial Statement Schedules
            All financial statement schedules are omitted because the required information is either not applicable, is immaterial, or is included in the consolidated financial statements of the Corporation and notes thereto.

      (b)   Reports on Form 8-K
            The Corporation filed reports on Form 8-K on December 17, 1993 and February 1, 1994 regarding the status of its negotiations with Fairfield Communities, Inc. to purchase all of the outstanding stock of First Federal Savings and Loan Association of Charlotte, North Carolina, a Fairfield subsidiary.

      (c)   Exhibits
            A listing of the exhibits to this Report on Form 10-K is set forth on the Exhibit Index which immediately precedes such exhibits and is incorporated herein by reference.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SECURITY CAPITAL BANCORP



                                  By:
                                     David B. Jordan
                                     Vice-Chairman and Chief Executive Officer

      Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


      Signature                                      Title                                  Date

                                                      Vice-Chairman  and  Chief Executive   March 28, 1994
      David B. Jordan                                   Officer and Director

                                                      Senior  Vice   President, Treasurer   March 28, 1994
      Pressley A. Ridgill                               and Chief Financial Officer
                                                        (Principal Financial Officer)

                                                      Director                              March 28, 1994
      John M. Barnhardt

                                                      Director and Vice-Chairman            March 28, 1994
      Ralph A. Barnhardt

                                                      Director                              March 28, 1994
      Edward A. Brown

                                                      Director                              March 28, 1994
      Henry B. Gaye

                                                      Director                              March 28, 1994
      Dan L. Gray
                                                      Director                              March 28, 1994
      Lloyd G. Gurley

                                                      Director                              March 28, 1994
      William C. Kluttz, Jr.



                                                      Director                              March 28, 1994
      Ervin E. Lampert, Jr.

                                                      Director                              March 28, 1994
      William G. Loeblein

                                                      Director                              March 28, 1994
      F. Taft McCoy, Jr.

                                                      Director                              March 28, 1994
      Harold Mowery

                                                      Director                              March 28, 1994
      J.G. Rutledge, III

                                                      Director                              March 28, 1994
      Carl M. Short, Jr.

                                                      Director and Chairman                 March 28, 1994
      Miles J. Smith, Jr.                                of the Board

                                                      Director                              March 28, 1994
      W. Erwin Spainhour

                                                      Director                              March 28, 1994
      Fred J. Stanback, Jr.

                                                      Director                              March 28, 1994
      Jimmy K. Stegall

                                                      Director                              March 28, 1994
      Thomas A. Tate, Sr.

                                                      Director                              March 28, 1994
      E. William Wagoner

                                                      Director                              March 28, 1994
      James L. Williamson

                                 Exhibit Index


Exhibit Table No.             Description                   Location
  13                    1993 Annual Report to               Filed  herewith  on sequential page
                        Shareholders                        no. ___.

  22                    Information regarding               Filed  herewith  on sequential page
                        Subsidiaries                        no. ___.

  23                    Proxy Statement for 1994            Filed  herewith  on sequential page
                        Annual Meeting of Shareholders      no. ___.

  24                    Consent of KPMG Peat Marwick        Filed  herewith  on sequential page
                                                            no. ___.

****************************************************************************
                                  APPENDIX

On the Front Cover of Exhibit 13 the Security Capital Bancorp logo appears where noted.

On Page 3 of Exhibit 13 a photo of Lloyd G. Gurley, David B. Jordan, Ralph A. Barnhardt and Miles J. Smith, Jr. appears in the upper left hand corner of the page where indicated.

Also on Page 3 the signatures of David B. Jordan and Lloyd G. Gurley appear where indicated.

On the Back Cover of Exhibit 13 the Security Capital Bancorp logo appears where noted.

On the Notice of 1994 Annual Meeting of Shareholders page on Exhibit 23 the Security Capital Bancorp logo appears where noted. Also the signature of Miles J. Smith, Jr. appears where indicated.

On Page 1 of Exhibit 23 the Security Capital Bancorp logo appears where noted.

On Page 14 of Exhibit 23 the Comparison of Five Year-Cumulative Total Returns graph appears where noted. The plot points are as listed below:

                             12/30/88    12/29/89    12/31/90   12/31/91   12/31/92   12/31/93
SECURITY CAPITAL BANCORP      100.00      130.3       114.0       95.1      113.3     137.3
CRSP Index for Nasdaq
  Stock Market (US Companies) 100.00      121.2       103.0      165.2      192.1     219.2
CRSP Index for Nasdaq
  Bank Stocks                 100.00      111.2        81.4      133.6      194.2     221.3

On Page 22 of Exhibit 23 the signature of Miles J. Smith, Jr. appears where noted.