Form 10-Q
period 1994-03-31
SECURITY CAPITAL BANCORP
filed 1994-05-13
CIK 717217

FORM 10-Q


                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549




[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              MARCH 31, 1994


                                     OR


[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission File Number                    000-12359



                          SECURITY CAPITAL BANCORP
             (Exact name of registrant as specified in its charter)


        NORTH CAROLINA                                        56-1354694
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)


 507 WEST INNES STREET, SALISBURY, NORTH CAROLINA                28144
                 (Address of principal executive offices)      (Zip Code)


                        (704) 636-3775
       (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                      Yes   X     No

As of April 29, 1994, there were issued and outstanding 11,721,025 shares of the

Registrant's common stock, no par value per share.


                                                          Page 1 of 14




PART I.      FINANCIAL INFORMATION


Item 1.      Financial Statements.

             The following unaudited consolidated financial statements within
             Item 1 include, in the opinion of management of Security Capital Bancorp ("SCBC"), all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such financial statements for the periods indicated.









                         SECURITY CAPITAL BANCORP AND SUBSIDIARIES
                                 Consolidated Balance Sheets
                                         (Unaudited)


                                                               March 31,  December 31,
Assets                                                          1994          1993
                                                              (Dollars in Thousands)

Cash and due from banks                                      $ 25,136     28,102
Interest-bearing balances in other banks                       10,853      5,145
Federal funds sold                                              8,325      3,450
Investment securities held to maturity (market
       value of $50,664 at March 31, 1994 and
       $375,046 at December 31, 1993) (note 2)                 50,741    368,353
Investment securities available for sale (note 2)              311,383      -
Loans, net of unearned income ($2,463 at March
       31, 1994 and $2,698 at December 31, 1993)               485,217    473,202
          Less allowance for loan losses                         7,241      7,227
                   Loans, net                                  477,976    465,975
Loans held for sale                                              4,950     18,409
Premises and equipment, net                                     18,531     18,360
Other assets                                                    20,423     21,141
                 Total assets                                 $928,318    928,935


Liabilities and Stockholders' Equity


Deposit accounts:
         Demand, noninterest-bearing                             67,300    67,830
         Interest-bearing                                       675,456   673,854
         Time deposits over $100                                 41,154    42,772
                     Total deposit accounts                     783,910   784,456
Advances from the Federal Home Loan Bank                          7,000     8,000
Other borrowed money                                              1,981     1,764
Other liabilities                                                 9,615    10,495
                        Total liabilities                       802,506   804,715

Stockholders' equity:
Preferred stock, no par value, 5,000,000 shares
             authorized; none issued and outstanding               -         -
Common stock, no par value, 25,000,000 shares
             authorized; 11,721,025 and 11,682,837 shares
             issued and outstanding at March 31, 1994
             and December 31, 1993, respectively                  51,325   51,167
Retained earnings, substantially restricted                       75,226   73,053
Unrealized loss on investment securities available
             for sale (note 2)                                      (739)    -
                        Total stockholders' equity               125,812  124,220
                        Total liabilities and
                            stockholders' equity                $928,318  928,935


See accompanying notes to consolidated financial statements.


                         SECURITY CAPITAL BANCORP AND SUBSIDIARIES
                              Consolidated Statements of Income
                      For the Three Months Ended March 31, 1994 and 1993
                                          (Unaudited)


                                                          1994           1993
                                             (Dollars in Thousands, Except Share Data)
Interest income:
      Loans                                            $ 9,621           10,692
      Investment securities
               Taxable                                   5,029            5,332
               Nontaxable                                  192              283
      Other                                                226              191
                       Total interest income            15,068           16,498

Interest expense:
      Deposit accounts                                   6,262            6,986
      Borrowings                                           181              262
                       Total interest expense            6,443            7,248

                       Net interest income               8,625            9,250
Provision for loan losses                                   87              184
                       Net interest income after
                         provision for loan losses       8,538             9,066

Other income:
      Loan servicing and other loan fees                   409               282
      Deposit and other service charge income            1,240             1,355
      Gain on sales of loans, net                          108               245
      Brokerage commissions                                508               369
      Other                                                174               360
                             Total other income          2,439             2,611

Other expense:
      Personnel                                          3,165             3,510
      Net occupancy                                        893               840
      Telephone, postage, and supplies                     420               419
      Federal and other insurance premiums                 512               431
      Professional and other services                      138               177
      Other                                                625               786
                              Total other expense        5,753             6,163

      Income before income taxes                         5,224             5,514
Income taxes (note 3)                                    1,762             1,545
                                 Net income           $  3,462             3,969

Net income per share (note 4)                            $ .30               .33
Dividends per share                                      $ .11              .095
Weighted average shares outstanding                 11,705,567        11,840,617





See accompanying notes to consolidated financial statements.


                          SECURITY CAPITAL BANCORP AND SUBSIDIARIES
                            Consolidated Statements of Cash Flows
                      For the Three Months Ended March 31, 1994 and 1993
                                          (Unaudited)


                                                                                         1994                 1993
                                                                                           (Dollars in Thousands)
Cash flows from operating activities:
       Net income                                                                   $    3,462                 3,969
       Adjustments to reconcile net income to net
                cash provided by operating activities:
                        Provision for loan losses                                           87                   184
                        Depreciation                                                       442                   353
                        Amortization of premiums on securities held to maturity             46                   435
                        Amortization of premiums on securities available for sale          695                   -
                        Change in loans held for sale, net                              13,459                (3,035)
                        Decrease in other assets                                         1,612                   445
                        Increase (decrease) in other liabilities                          (880)                1,003
                                      Net cash provided by operating activities         18,923                 3,354

Cash flows from investing activities:
       Proceeds from maturities of investment securities
                held to maturity                                                           1,675              21,488
       Proceeds from maturities of investment securities
                available for sale                                                        27,526                 -
       Purchases of investment securities held to maturity                               (13,908)            (21,259)
       Purchases of investment securities available for sale                             (10,936)                -
       Decrease (increase) in loans, net                                                 (12,590)              9,499
       Capital expenditures for premises and equipment                                      (613)               (477)
                                          Net cash provided by (used in) investing
                                             activities                                   (8,846)              9,251

Cash flows from financing activities:
       Decrease in deposits                                                                 (546)             (4,263)
       Proceeds from FHLB advances                                                            -                  100
       Repayment of FHLB advances                                                         (1,000)             (2,600)
       Increase in other borrowed money, net                                                 217                 231
       Dividends paid to stockholders                                                     (1,289)             (1,123)
       Proceeds from stock options exercised                                                 158                 371
                                          Net cash used in financing activities           (2,460)             (7,284)

Net increase in cash and cash equivalents                                                  7,617               5,321
Cash and cash equivalents at beginning of period                                          36,697              33,331

Cash and cash equivalents at end of period                                             $  44,314              38,652

Supplemental disclosures of cash flow information:
       Cash paid during the period for:
                Interest                                                               $    5,927              6,088
                Income taxes                                                                  220                795

Supplemental schedule of noncash investing activities:
                Loans receivable transferred to real estate owned                      $      502                321
                Investments transferred to available for sale                             329,799                 -
                Unrealized loss on available for sale securities
                            net of tax benefit of $392                                       (739)                -

See accompanying notes to consolidated financial statements.



                          SECURITY CAPITAL BANCORP AND SUBSIDIARIES
                          Notes to Consolidated Financial Statements
                                        March 31, 1994
                                          (Unaudited)

(1)   Principles of Consolidation and Reporting

      The accompanying unaudited consolidated financial statements include the accounts of Security Capital Bancorp ("SCBC"), a North Carolina corporation organized as a multi-bank holding company, and its wholly-owned subsidiaries, Security Bank and Trust Company ("Security Bank"), OMNIBANK, Inc., A State Savings Bank ("OMNIBANK"), Citizens Savings, Inc., SSB ("Citizens"), Home Savings Bank, Inc., SSB ("Home Savings"), First Cabarrus Corporation ("FCC"), and Estates Development Corporation ("EDC"). All significant intercompany balances have been eliminated.

(2)   Investment Securities

      The Financial Accounting Standards Board ("FASB") has issued Standard
      No. 115, "Accounting for Certain Investments in Debt and Equity Securities," that requires debt and equity securities held: (i) to maturity to be classified as such and reported at amortized cost; (ii) for current resale to be classified as trading securities and reported at fair value, with unrealized gains and losses included in current earnings; and
      (iii) for any other purpose to be classified as securities available for sale and reported at fair value, with unrealized gains and losses excluded from current earnings and reported as a separate component of stockholders' equity. SCBC adopted Standard No. 115 as of January 1, 1994. In connection with this adoption, as of March 31, 1994, SCBC classified $311,383,000 of investment securities as securities available for sale. These securities had net unrealized losses of approximately $1,131,000, which resulted in an unrealized securities loss, net of income tax effects, of $739,000 being recorded as a decrease to stockholders' equity as of March 31, 1994. SCBC has no securities classified as trading securities.

(3)   Income Taxes

      Effective January 1, 1993, SCBC changed its method of accounting for income taxes from the deferred method to the asset and liability method required by FASB Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("Statement 109"). The cumulative effect of adopting Statement 109 as of January 1, 1993, was to increase net income for the first quarter of 1993 by approximately $388,000. Due to immateriality, the cumulative effect of this accounting change has not been separately disclosed in the consolidated statement of income.

(4)   Net Income Per Share

      Net income per share has been computed by dividing net income by the weighted average number of shares outstanding.

(5)   Pending Acquisitions

      On April 6, 1994, SCBC announced that it and Fairfield Communities, Inc. ("FCI") had executed a Stock Purchase Agreement concerning SCBC's acquisition of First Federal Savings and Loan Association of Charlotte, North Carolina, a subsidiary of FCI ("First Federal"). First
      Federal operates ten banking offices and had total assets of approximately $319.5 million at March 31, 1994. Under the terms of the Agreement, SCBC will acquire all of the capital stock of First Federal for a cash payment of approximately $40 million plus an interim earnings adjustment, with an offsetting payment by FCI from the conveyance by First Federal to FCI of certain real estate owned, classified loans and other assets, which, at March 28, 1994, aggregated approximately $19.8 million, net of certain reserves. FCI will also purchase First Federal's lot and timeshare contract receivables, including the underlying real estate assets
      (in the case of cancellations or foreclosures under such contracts), which, at December 31, 1993, totalled approximately $53.5 million. Approximately $1.4 million of SCBC's cash payment will

                          SECURITY CAPITAL BANCORP AND SUBSIDIARIES
                          Notes to Consolidated Financial Statements


       be deferred pending the resolution of certain litigation involving FCI and First Federal. The purchase price will be increased by the adjusted earnings of First Federal from October 1, 1993 through August 1, 1994 or the date of closing, whichever is earlier, subject to a cap of $1.825 million. Applications for approval of the acquisition have been filed with applicable federal and state regulatory authorities. Assuming all conditions are satisfied, the parties currently expect the acquisition to occur by August 1, 1994. If the acquisition is not closed by August 1, 1994, the purchase price may be further increased for First Federal's adjusted earnings after that date.

       On January 25, 1994, SCBC announced that Home Savings and First Citizens Bank and Trust Co. ("First Citizens") had entered into an agreement involving the sale of First Citizens' Bessemer City office to Home Savings and the sale of Home Savings' Gastonia office to First
       Citizens. With the transaction, Home Savings will assume approximately $4.6 million in deposits in Bessemer City and First Citizens will assume approximately $11.4 million in deposits in Gastonia. Subject to regulatory approval, the purchases are expected to be completed in the second quarter of 1994.











Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations


Comparison of Financial Condition and Operating Results as of and for the Three Months ended March 31, 1994 and 1993

Net income was $3,462,000 or $.30 per share, for the three months ended
March 31, 1994, compared with net income of $3,969,000, or $.33 per share, for the same period in 1993. This 12.8% decrease is primarily attributable to the required adoption in 1993 of Statement 109 which resulted in a net benefit to SCBC of approximately $388,000 for the three months ended March 31, 1993. Earnings per share, excluding the effect of Statement 109, would have been $.30 for the first quarter of 1993.

Net interest income amounted to $8,625,000 for the three months ended March 31, 1994, compared to $9,250,000 for the same period in 1993, representing a 6.8% decrease. This decrease in net interest income was impacted by a decrease in SCBC's most significant interest-earning assets, loans receivable. Total loans decreased $15,304,000 (3.1%) to $485,217,000 at March 31, 1994. This
decrease was primarily a result of the continuation of the selling of current production of fixed rate mortgage loans through SCBC's secondary marketing program. While total investment securities increased $24,184,000 (7.2%) to $362,124,000 at March 31, 1994, the yields on new investments were significantly less than the yields on maturing investments and existing portfolio mortgage loans refinanced at lower fixed rates, thus negatively impacting interest income. The net yield on average interest-earning assets decreased 36 basis points to 3.95%. In future periods, SCBC could experience a reduction in interest income should prepayments continue and mortgage loans continue to price downward.

The provision for loan losses for the three months ended March 31, 1994 was $87,000, representing a decrease of $97,000, or 52.7%, from the $184,000 provision reported in the comparable period in 1993. This decrease is due to the continual decline of non-performing assets, the decline in total loans noted above, and management's assessment of the allowance for loan losses in relation to the overall loan portfolio.

The following table presents information on non-performing assets, including non-accrual loans, accruing loans 90 days or more past due, restructured loans and real estate owned as of each of the dates shown:


                                                 At                      At
                                              March 31,             December 31,
                                                1994                    1993
                                                  (Dollars in Thousands)

Non-accrual loans                               $  846                    1,573
Accruing loans 90 days or more past due             55                      420
Restructured loans                                 487                      186
Real estate owned                                  967                      951
                                                $2,355                    3,130
Non-performing loans and real estate owned as
  a percentage of total assets                     .25%                    .34


Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been included in the table above do not (1) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (2) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the repayment terms.



Other income of $2,439,000 for the three months ended March 31, 1994, represents a decrease of $172,000, or 6.6%, from other income reported in the comparable period in 1993. This decrease was primarily due to a decrease in net gain on sales of loans of $137,000, which resulted from the increase in interest rates during the first quarter of 1994. Deposit and other service charge income decreased $115,000, or 8.5%, to $1,240,000. Other decreased $186,000, or
51.7%, due to the decrease of several items included in this total. Brokerage commissions increased $139,000, or 37.7%, due to an increase in volume, which can be attributed to the expansion of the operation along with depositors seeking higher yields through alternative investments.

Other expense decreased $410,000, or 6.7%, to $5,753,000 for the three months ended March 31, 1994. Personnel expense decreased $345,000, or 9.8%, for the three months ended March 31, 1994, primarily due to increases in efficiencies which have led to a reduction in the number of employees. Other decreased $161,000, or 20.5%, due to the decrease of several items included in this total.

Income taxes increased $217,000 to $1,762,000 for the three months ended
March 31, 1994, while income before income taxes decreased $290,000 to $5,224,000 in 1994 from $5,514,000 in the comparable period in 1993. Excluding the impact of adoption of Statement 109, income taxes for the three months ended March 31, 1993 would have been $1,933,000 or 35.1% of income before income taxes, compared to 33.7% in 1994.

Total assets of SCBC at March 31, 1994 were $928,318,000, a slight decrease from December 31, 1993 of $617,000. At March 31, 1994, net loans receivable, including loans held for sale, were $482,926,000, a decrease of $1,458,000, or 0.3%, over the December 31, 1993 amount. This decrease was primarily a result of reduced loan demand and SCBC continuing to sell its current production of fixed rate mortgage loans through its ongoing secondary marketing program. Deposit accounts decreased slightly to $783,910,000 at March 31, 1994. This decrease was primarily attributable to depositors seeking higher yields through alternative investments. Stockholders' equity was $125,812,000, or 13.6% of assets, at March 31, 1994.

The following table sets forth the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities of SCBC as of and for the periods indicated.


                                                   Three months Ended                At                   At
                                                        March 31,                 March 31,           December 31,
                                               1994                1993            1994                 1993
                                                                          (annualized)
Average yield on loans                           7.95%            8.50%            7.72%                7.78%

Average yield on interest-
        earning assets                           6.89             7.68             6.74                 6.93

Average rate on deposits                         3.51             3.97             3.53                 3.63

Average rate on interest-
        bearing liabilities                      3.56             4.05             3.58                 3.69

Loans/deposits spread                            4.44             4.53             4.19                 4.15

Asset/liability spread                           3.33             3.63             3.16                 3.24

Net yield on average
          interest-earning assets                3.95             4.31              -                      -








Liquidity and Capital Resources


The principal sources of liquidity for SCBC's banking subsidiaries are deposit accounts, Federal Home Loan Bank advances, principal and interest payments on loans, interest received on investment securities, and fees. Deposit accounts are considered a primary source of funds supporting the banking subsidiaries' lending and investment activities. At March 31, 1994, the SCBC banking subsidiaries were in compliance with all regulatory liquidity requirements.

At March 31, 1994, SCBC and its banking subsidiaries were in compliance with all applicable regulatory capital requirements. The following table compares SCBC's regulatory capital as of March 31, 1994, with the two minimum capital standards established by the Board of Governors of the Federal Reserve System (the "FRB").


                                                           Leverage Capital            Risk-based Capital
                                                       Amount       % of Assets       Amount      % of Base
                                                                   (Dollars in Thousands)


SCBC- actual                                           $125,812         13.48 %      $131,590       28.68%
Minimum capital standards                                27,995          3.00 1        36,703        8.00

Excess of actual
  regulatory capital over
  minimum regulatory
  capital standards                                    $ 97,817         10.48%       $ 94,887       20.68%


1 The FRB minimum leverage ratio requirement is 3% to 5%, depending on the institution's composite rating as determined by its regulators. The FRB has not advised SCBC of any specific requirement applicable to it.


Management is not aware of any current recommendations by regulatory authorities which, if implemented, would have a material effect on liquidity, capital resources or operations of SCBC or its banking subsidiaries.

At March 31, 1994, outstanding loan commitments approximated $4,620,000 (consisting of $2,801,000 in fixed rate loans and $1,819,000 in variable rate loans), preapproved but unused lines of credit totalling $83,987,000 and standby letters of credit aggregating $241,000.

At March 31, 1994, SCBC had commitments to sell approximately $1,000,000 of fixed rate mortgage loans at prices approximating carrying value.












Interest Sensitivity Analysis


The following table sets forth the dollar amount of maturing assets and liabilities as of March 31, 1994, and the difference between them for the repricing periods indicated:


                                                                        March 31, 1994
                                                                    (Dollars in Thousands)


                                                  0-90          91-180      181-365       1-3         3-5     Over 5
                                                  Days           Days        Days        Years       Years     Years      Total

INTEREST-EARNING ASSETS
       Federal funds sold                      $   8,325            -           -            -          -          -       8,325
       Interest-bearing balances in
                other banks                        10,853           -           -            -          -          -      10,853
       Investment securities                       25,113        21,324      46,864     159,097      91,763   17,963     362,124
       Loans 1                                    185,384        59,833     101,623      44,953      35,229   63,145     490,167
                           Total                 $229,675        81,157     148,487     204,050     126,992   81,108     871,469



INTEREST-BEARING LIABILITIES
       Deposits                                   263,501        98,457      94,100     178,752      81,749       51     716,610
       FHLB advances                                   -             -           -        7,000           -        -       7,000
       Other borrowed money                         1,981            -           -            -           -        -       1,981
                           Total                 $265,482        98,457      94,100     185,752       81,749      51     725,591

       Interest sensitivity gap                 $ (35,807)      (17,300)     54,387      18,298       45,243   81,057    145,878

       Cumulative interest
                sensitivity gap                 $ (35,807)      (53,107)      1,280      19,578        64,821 145,878

       Cumulative ratio of interest-
         earning assets to interest-
         bearing liabilities                       86.51%         85.41%     100.28%     103.04%      108.93%  120.10%

1  Includes loans held for sale.



Accounting Matters


Postemployment Benefits

In November 1992, the FASB issued Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("Statement 112"), which is effective for fiscal years beginning after December 15, 1993. Statement 112 establishes accounting standards for employers who provide benefits to former or inactive employees after employment but before retirement (referred to in this statement as postemployment benefits). Those benefits include, but are not limited to, salary continuation, supplemental unemployment benefits, severance benefits, continuation of benefits such as health care benefits and life insurance coverage, etc. There was no material impact on SCBC's consolidated financial statements since SCBC generally does not provide such benefits.


Accounting by Creditors for Impairment of a Loan

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


Stock-based Compensation

The FASB has issued an Exposure Draft for a proposed Statement of Financial Accounting Standards entitled "Accounting for Stock-based Compensation" which addresses the recognition and measurement of stock-based compensation paid to employees, including employee stock options, restricted stock, and stock appreciation rights. Employers would be required to recognize a charge to earnings for such awards, whereas generally no charge is recognized under current accounting practices. Compensation expense would be measured as the fair value of the award at the grant date with subsequent adjustments made to reflect the outcome of certain service or performance assumptions made at the date of grant but not for effects of subsequent changes in the price of the entity's stock. Disclosure provisions of the proposed statement would be effective for fiscal years beginning after December 31, 1993 with recognition provisions being effective for awards granted after December 31, 1996.














PART II.    OTHER INFORMATION


Item 1.     Legal Proceedings.                                         None

Item 2.     Changes in Securities.                                     None

Item 3.     Defaults Upon Senior Securities.                           None

Item 4.     Submission of Matters to a Vote of Security Holders.       None

Item 5.     Other Information.                                         None

Item 6.     Exhibits and Reports on Form 8-K.

            a. Current Report on Form 8-K, filed on February 1, 1994,
               reporting an amendment to the letter of intent between the Registrant and Fairfield Communities, Inc. ("FCI") concerning the Registrant's acquisition of FCI's subsidiary, First Federal Savings and Loan Association of Charlotte ("First Federal").

            b. Current Report on Form 8-K, filed April 13, 1994, reporting execution of a Stock Purchase Agreement by the Registrant and FCI concerning the Registrant's acquisition of First Federal.










                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                    SECURITY CAPITAL BANCORP
                                                           (Registrant)



Date:  May 12, 1994                            By:/s/ PRESSLEY A. RIDGILL
                                                      Pressley A. Ridgill
                                                      Senior Vice President,
                                                      Treasurer and Chief
                                                      Financial Officer
                                                      (Duly Authorized
                                                      Representative)






