Form 10-Q
period 1994-06-30
SECURITY CAPITAL BANCORP
filed 1994-08-12
CIK 717217

FORM  10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


[  x ]   QUARTERLY REPORT PURSUANT  TO SECTION 13  OR 15(d) OF  THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended        JUNE 30, 1994



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


As of July 29, 1994, there were issued and outstanding 11,742,962 shares of the Registrant's common stock, no par value per share.

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
                     Consolidated Balance Sheets
                             (UNAUDITED)

Assets                                            JUNE 30,     DECEMBER 31,
                                                    1994         1993
                                                  (Dollars in Thousands)
Cash and due from banks                           $   18,072      28,102
Interest-bearing balances in other banks               4,795       5,145
Federal funds sold                                        -        3,450
Investment securities held to maturity (market
  value of $75,909 at June 30, 1994 and
  $375,046 at December 31, 1993) (note 2)             77,241     368,353
Investment securities available for sale (note 2)    281,600           -
Loans, net of unearned income ($2,501 at June
  30, 1994 and $2,698 at December 31, 1993)          494,440     473,202
  Less allowance for loan losses                       7,118       7,227
    Loans, net                                       487,322     465,975
Loans held for sale                                    5,379      18,409
Premises and equipment, net                           18,530      18,360
Other assets                                          21,176      21,141
     Total assets                                  $ 914,115     928,935

Liabilities and Shareholders' Equity
Deposit accounts:
  Demand, noninterest-bearing                         65,040      67,830
  Interest-bearing                                   662,109     673,854
  Time deposits over $100                             38,703      42,772
     Total deposit accounts                          765,852     784,456
Advances from the Federal Home Loan Bank               7,000       8,000
Other borrowed money                                   8,064       1,764
Other liabilities                                      7,865      10,495
     Total liabilities                               788,781     804,715

Stockholders' Equity:
Preferred stock, no par value, 5,000,000 shares
  authorized; none issued and outstanding                  -           -
Common stock, no par value, 25,000,000 shares
  authorized; 11,742,962 and 11,682,837 shares
  issued and outstanding at June 30, 1994
  and December 31, 1993, respectively                 51,435      51,167
Retained earnings, substantially restricted           77,400      73,053
Unrealized loss on investment securities available
  for sale (note 2)                                   (3,501)          -
     Total stockholders' equity                      125,334     124,220
     Total liabilities and stockholders' equity    $ 914,115     928,935

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     SECURITY CAPITAL BANCORP AND SUBSIDIARIES
                       Consolidated Statements of Income
                 FOR THE SIX MONTHS ENDED JUNE 30, 1994 AND 1993
                                      (UNAUDITED)

                                             1994            1993
                                (Dollars in Thousands, Except Share Data)
INTEREST INCOME:
 Loans                                    $   19,539        21,192
 Investment securities
    Taxable                                   10,144        10,626
    Nontaxable                                   380           569
 Other                                           431           390
      Total interest income                   30,494        32,777

INTEREST EXPENSE:
 Deposit accounts                             12,432        13,859
 Borrowings                                      348           493
      Total interest expense                  12,780        14,352

      Net interest income                     17,714        18,425
Provision for loan losses                        172           337
      Net interest income after provision
        for loan losses                       17,542        18,088

OTHER INCOME:
 Loan servicing and other loan fees              801           607
 Deposit and other service charge income       2,212         2,591
 Gain on sales of investments                      6           226
 Gain on sales of loans, net                     136           454
 Gain on sales of premises and equipment         181             -
 Brokerage commissions                           912           732
 Other                                           330           601
       Total other income                      4,578         5,211

OTHER EXPENSE:
 Personnel                                     6,428         6,843
 Net occupancy                                 1,803         1,709
 Telephone, postage, and supplies                804           827
 Federal and other insurance premiums          1,024           847
 Professional and other services                 405           448
 Other                                         1,389         1,689
       Total other expense                    11,853        12,363

 Income before income taxes                   10,267        10,936
Income taxes (note 3)                          3,342         3,315
       Net income                         $    6,925         7,621

Net income per share (note 4)             $      .59           .64

Dividends per share                       $      .22           .19

Weighted average shares outstanding       11,714,551    11,839,871

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                          SECURITY CAPITAL BANCORP AND SUBSIDIARIES
                             Consolidated Statements of Income
                  FOR THE THREE MONTHS ENDED JUNE 30, 1994 AND 1993
                                     (UNAUDITED)

                                              1994           1993
                                  (Dollars in Thousands, Except Share Data)
INTEREST INCOME:
 Loans                                    $    9,916        10,500
 Investment securities
    Taxable                                    5,114         5,295
    Nontaxable                                   188           286
 Other                                           212           198
      Total interest income                   15,430        16,279

INTEREST EXPENSE:
 Deposit accounts                              6,170         6,872
 Borrowings                                      172           232
      Total interest expense                   6,342         7,104

      Net interest income                      9,088         9,175
Provision for loan losses                         84           153
      Net interest income after provision
        for loan losses                        9,004         9,022

OTHER INCOME:
 Loan servicing and other loan fees              392           325
 Deposit and other service charge income         972         1,236
 Gain on sales of investments                      6           226
 Gain on sales of premises and equipment         226             -
 Gain on sales of loans, net                      29           209
 Brokerage commissions                           404           363
 Other                                           111           241
       Total other income                      2,140         2,600

OTHER EXPENSE:
 Personnel                                     3,263         3,332
 Net occupancy                                   910           869
 Telephone, postage, and supplies                383           408
 Federal and other insurance premiums            512           416
 Professional and other services                 267           270
 Other                                           765           905
       Total other expense                     6,100         6,200

 Income before income taxes                    5,044         5,422
Income taxes (note 3)                          1,581         1,770
       Net income                         $    3,463         3,652

Net income per share (note 4)             $      .30           .31

Dividends per share                       $      .11          .095

Weighted average shares outstanding       11,723,436    11,839,133

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    SECURITY CAPITAL BANCORP AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                 FOR THE SIX MONTHS ENDED JUNE 30, 1994 AND 1993
                                   (UNAUDITED)

                                                          1994            1993
                                                          (Dollars in Thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                $  6,925        7,621
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Provision for loan losses                                  172          337
       Depreciation                                               918          708
       Amortization of premiums on securities held
         to maturity                                               60          962
       Amortization of premiums on securities
         available for sale                                     1,281            -
       Gain on sales of investments                                (6)        (226)
       Gain on sales of premises and equipment, net              (181)           -
       Change in loans held for sale, net                      13,030       (6,158)
       (Increase) decrease in other assets                      2,595         (954)
       Increase (decrease) in other liabilities                (2,630)       1,702
         Net cash provided by operating
           activities                                          22,164        3,992

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturities, sale, and issuer calls of
     investment securities held to maturity                     2,670       41,085
   Proceeds from maturities of investment securities
     available for sale                                        52,549            -
   Purchases of investment securities held to maturity        (41,417)     (54,978)
   Purchases of investment securities available for
     sale                                                     (10,936)           -
   Decrease (increase) in loans, net                          (22,339)      14,497
   Proceeds from sales of premises and equipment                  340            -
   Capital expenditures for premises and equipment             (1,247)      (1,234)
         Net cash used in investing activities                (20,380)        (630)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in deposits                                       (18,604)      (2,158)
   Proceeds from Federal Home Loan Bank advances                    -       11,670
   Repayment of Federal Home Loan Bank advances                (1,000)     (13,530)
   Increase in other borrowed money, net                        6,300           27
   Dividends paid to stockholders                              (2,578)      (2,254)
   Proceeds from stock options exercised                          268          371
   Purchase and retirement of common stock, net                     -       (2,534)
         Net cash used in financing activities                (15,614)      (8,408)

Net decrease in cash and cash equivalents                     (13,830)      (5,046)
Cash and cash equivalents at beginning of period               36,697       33,331

Cash and cash equivalents at end of period                   $ 22,867       28,285

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest                                                $ 11,624       11,593
     Income taxes                                               3,513        4,395

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
     Loans receivable transferred to real estate
       owned                                                 $    820          800
     Investments transferred to available for sale            329,799            -
     Unrealized loss on available for sale securities
       net of tax benefit of $1,810                             3,501            -

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   SECURITY CAPITAL BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 JUNE 30, 1994
                                  (UNAUDITED)


(1)   Principles of Consolidation and Reporting

    The accompanying unaudited consolidated financial statements include the accounts of Security Capital Bancorp("SCBC"),a North Carolina corporation organized as a multi-bank holding company, and its wholly-owned subsidiaries, Security Bank and Trust Company ("Security Bank"), OMNIBANK, Inc., A State Savings Bank ("OMNIBANK"), Citizens Savings, Inc., SSB ("Citizens"), Home Savings Bank, Inc., SSB ("Home Savings"), First Cabarrus Corporation ("FCC"), and Estates Development Corporation ("EDC"). All significant intercompany balances have been eliminated.


    On May 31, 1994, Security Bank, through an intercompany transaction, purchased all the assets and assumed all the liabilities of FCC from SCBC. FCC was in the process of being dissolved at June 30, 1994.


(2)   Investment Securities

    The Financial Accounting Standards Board ("FASB") has issued Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities," that requires debt and equity securities held: (i) to maturity to be classified as such and reported at amortized cost; (ii) for current resale to be classified as trading securities and reported at fair value, with unrealized gains and losses included in current earnings; and (iii) for any other purpose to be classified as securities available for sale and reported at fair value, with unrealized gains and losses excluded from current earnings and reported as a separate component of stockholders' equity. SCBC adopted Standard No. 115 as of January 1, 1994. In connection with this adoption, as of June 30, 1994, SCBC classified $281,600,000 of investment securities as securities available for sale. These securities had net unrealized losses of approximately $5,311,000, which resulted in an unrealized securities loss, net of income tax effects, of $3,501,000 being recorded as a decrease to stockholders' equity as of June 30, 1994. SCBC has no securities classified as trading securities.


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

(5)   Pending Acquisition

    On April 6, 1994, SCBC announced that it and Fairfield Communities, Inc. ("FCI") had executed a Stock Purchase Agreement concerning SCBC's acquisition of First Federal Savings and Loan Association of Charlotte, North Carolina, a subsidiary of FCI ("First Federal"). First Federal operates ten banking offices and had total assets of approximately $300 million at June 30, 1994. Under the terms of the Agreement, SCBC will acquire all of the capital stock of First Federal for a cash payment of approximately $40 million plus an interim earnings adjustment, with an offsetting payment by FCI from the conveyance by First Federal to FCI of certain real estate owned, classified

                   SECURITY CAPITAL BANCORP AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

loans and other assets, which, at
March 28, 1994, aggregated approximately $19.8 million, net of certain reserves. FCI will also purchase First Federal's lot and timeshare contract receivables, including the underlying real estate assets (in the case of cancellations or foreclosures under such contracts), which, at December 31, 1993, totalled approximately $53.5 million. Approximately $1.4 million of SCBC's cash payment will be deferred pending the resolution of certain litigation involving FCI and First Federal. Under certain conditions, the purchase price will be increased by the adjusted earnings of First Federal from October 1, 1993 through August 1, 1994 or the date of closing, whichever is earlier, subject to a cap of $1.825 million. Applications for approval of the acquisition have been filed with applicable federal and state regulatory authorities. Assuming all conditions are satisfied, the parties currently expect the acquisition to occur by September 30, 1994.

ITEM 2:       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

Comparison of Financial Condition and Operating Results as of and for the Six Months ended June 30, 1994 and 1993

    Net income for the six months ended June 30, 1994, was $6,925,000, or $.59 per share, compared with net income of $7,621,000, or $.64 per share, for the same period in 1993. This 9.1% decrease is primarily attributable to a decrease in net interest income, a decrease in gain on sales of loans, a decrease in gain on sales of investments, and the required adoption in 1993 of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109") which resulted in a net benefit to SCBC of approximately $388,000 for the six months ended June 30, 1993. Earnings per share, excluding the effect of Statement 109, would have been $.61 for the six months ended June 30, 1993.


    Net interest income amounted to $17,714,000 for the six months ended June 30, 1994, compared to $18,425,000 for the same period in 1993, representing a 3.9% decrease. This decrease is primarily attributable to the reduction in interest income from $32,777,000 in 1993 to $30,494,000 in 1994. This decrease is a result of the yields on new investments being less than the yields on maturing investments and the refinancing of existing portfolio mortgage loans at lower fixed rates. This is reflected in the average yield on interest-earning assets decreasing 60 basis points from 7.59% in 1993 to 6.99% in 1994. This decrease in interest income has been partially offset by the reduction in interest expense from $14,352,000 in 1993 to $12,780,000 in 1994. The average rate on interest-bearing liabilities has decreased 46 basis points from 4.00% in 1993 to 3.54% in 1994. The net yield on average interest-earning assets has decreased 19 basis points from 4.27% in 1993 to 4.08% in 1994. In future periods, SCBC could experience a reduction in interest income should prepayments occur and mortgage loans price downward.


    The provision for loan losses for the six months ended June 30, 1994 was $172,000, representing a decrease of $165,000, or 49.0%, from the $337,000 provision reported in the comparable period in 1993. This decrease is due to the continual decline of non-performing assets and management's assessment of the allowance for loan losses in relation to the overall loan portfolio.


    The following table presents information on non-performing assets, including non-accrual loans, accruing loans 90 days or more past due, restructured loans and real estate owned as of each of the dates shown:



                                                 AT                AT
                                              JUNE 30,        DECEMBER 31,
                                                1994             1993
                                                (Dollars in Thousands)
Non-accrual loans                             $1,144              1,573
Accruing loans 90 days or more past due          288                420
Restructured loans                               162                186
Real estate owned                                469                951
                                              $2,063              3,130
Non-performing loans and real estate owned as
 a percentage of total assets                    .23%               .34

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

    Other income of $4,578,000 for the six months ended June 30, 1994, represents a decrease of $633,000, or 12.1%, from other income of $5,211,000 reported in the comparable period in 1993. This decrease is primarily attributable to a decrease in net gain on sales of loans of $318,000, or 70.0%, which resulted from the increase in interest rates during the first six months of 1994. Deposit and other service charge income decreased $379,000, or 14.6%, to $2,212,000. This decrease is partially due to a decline in deposit accounts. Gain on sales of investments decreased $220,000, or 97.3%, due to the sale and merger of Atlantic States Bankcard Association, Inc. ("ASBA") in 1993. As a stockholder in ASBA, SCBC received proceeds for its stock that resulted in this gain in 1993. SCBC had net gain on sales of fixed assets of $181,000 for the six months ended June 30, 1994, primarily due to the sale of a parcel of real estate. Other decreased $271,000, or 45.1%, due to a decrease in gain on real estate owned and several other items included in the total. Loan servicing and other loan fees increased $194,000, or 32.0%, to $801,000 due to an increase in loan fees, charge card fees, and late charges. Brokerage commission increased $180,000, or 24.6%, due to an increase in volume, which can be attributed to the expansion of the operation along with depositors continuing to seek higher yields through alternative investments.


    Other expense decreased $510,000, or 4.1%, to $11,853,000 for the six months ended June 30, 1994. Personnel decreased $415,000, or 6.1%, due to the continued consolidation of various operations. Other decreased $300,000, or 17.8%, due to the decrease of several items included in this total.


    Income taxes increased $27,000, or 0.8%, to $3,342,000 for the six months ended June 30, 1994, while income before income taxes decreased $669,000, or 6.1%, to $10,267,000 in 1994 from $10,936,000 in the comparable period in 1993.
Excluding the impact of adoption of Statement 109, income taxes for the six months ended June 30, 1993, would have been $3,703,000 or 33.9% of income before income taxes, compared to 32.6% in 1994.


    Total assets of SCBC at June 30, 1994 were $914,115,000, a decrease of $14,820,000, or 1.6%, from the December 31, 1993, total of $928,935,000. At
June 30, 1994, net loans receivable, including loans held for sale, were $492,701,000, an increase of $8,317,000, or 1.7%, over the December 31, 1993 amount. This slight increase is a result of modest increases in various types of loans. Deposit accounts decreased $18,604,000, or 2.4%, to $765,852,000 at June 30, 1994. This decrease is partially attributable to the completion of the sale of Home Savings' Gastonia office to First Citizens Bank & Trust Co. ("First Citizens") and the purchase of First Citizens' Bessemer City office during the quarter ended June 30, 1994. With the transaction, First Citizens assumed approximately $6.4 million in deposits in Gastonia and Home Savings assumed approximately $2.7 million in deposits in Bessemer City. Additionally, depositors continued seeking higher yields through alternative investments. Stockholders' equity was $125,334,000, or 13.7% of total assets, at June 30, 1994.


    The following table sets forth the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities of SCBC as of and for the periods indicated.


                             SIX MONTHS ENDED           AT          AT
                                  JUNE 30,            JUNE 30,  DECEMBER 31,
                            1994           1993         1994      1993
                                              (annualized)

Average yield on loans      8.01%          8.46%        8.02%     7.78%
Average yield on interest-
 earning assets             6.99           7.59         6.99      6.93
Average rate on deposits    3.49           3.93         3.54      3.63
Average rate on interest-
 bearing liabilities        3.54           4.00         3.61      3.69
Loans/deposits spread       4.52           4.53         4.48      4.15
Asset/liability spread      3.45           3.59         3.38      3.24
Net yield on average
  interest-earning assets   4.08           4.27            -         -

Comparison of Financial Condition and Operating Results as of and for the Three Months ended June 30, 1994 and 1993

    Net income was $3,463,000 or $.30 per share, for the three months ended June 30, 1994, compared with net income of $3,652,000, or $.31 per share, for the same period in 1993. This 5.2% decrease is primarily attributable to decreased other income as discussed below. Net interest income amounted to $9,088,000 for the three months ended June 30, 1994, compared to $9,175,000 for the same period in 1993, representing a slight decrease of 0.9%.


    The provision for loan losses for the three months ended June 30, 1994, was $84,000, representing a decrease of $69,000, or 45.1%, from the $153,000 provision reported in the comparable period in 1993. As previously discussed, this decrease was primarily due to the continual decline of non-performing assets, and management's assessment of the allowance for loan losses in relation to the overall loan portfolio.


    Other income of $2,140,000 for the three months ended June 30, 1994, represents a decrease of $460,000, or 17.7%, from other income reported in the comparable period in 1993. This decrease was primarily due to the reduced net gain on sales of loans, reduced deposit and other service charge income, reduced gain on sales of investments, and reduced other previously discussed. Net gain on sales of fixed assets were primarily due to the sale of a parcel of real estate.


    Other expense decreased $100,000, or 1.6%, to $6,100,000 for the three months ended June 30, 1994. Other decreased $140,000, or 15.5%, due to the decrease of several items included in this total.


    Income taxes amounted to 31.3% of income before income taxes for the three months ended June 30, 1994, compared with 32.6% for the comparable period in 1993.

LIQUIDITY AND CAPITAL RESOURCES

    The principal sources of liquidity for SCBC's banking subsidiaries are deposit accounts, Federal Home Loan Bank advances, principal and interest payments on loans, interest received on investment securities, and fees.
Deposit accounts are considered a primary source of funds supporting the banking subsidiaries' lending and investment activities. At June 30, 1994, the SCBC banking subsidiaries were in compliance with all regulatory liquidity requirements.


    At June 30, 1994, SCBC and its banking subsidiaries were in compliance with all applicable regulatory capital requirements. The following table compares SCBC's regulatory capital as of June 30, 1994, with the two minimum capital standards established by the Board of Governors of the Federal Reserve System (the "FRB").

                             LEVERAGE CAPITAL     RISK-BASED CAPITAL
                           AMOUNT   % OF ASSETS   AMOUNT  % OF BASE
                                   (Dollars in Thousands)

SCBC- actual              $125,334     13.54%    $131,182     28.12%
Minimum capital standards   27,765      3.00 1     37,323      8.00

Excess of actual
regulatory capital over
minimum regulatory
capital standards         $ 97,569     10.54%    $ 93,859     20.12%

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


    At June 30, 1994, outstanding loan commitments approximated $5,105,000 (consisting of $1,759,000 in fixed rate loans and $3,346,000 in variable rate loans), preapproved but unused lines of credit totalling $84,190,000 and standby letters of credit aggregating $689,000.


    At June 30, 1994, SCBC had commitments to sell approximately $2,750,000 of fixed rate mortgage loans at prices approximating carrying value.

INTEREST SENSITIVITY ANALYSIS

    The following table sets forth the dollar amount of maturing assets and liabilities as of June 30, 1994, and the difference between them for the repricing periods indicated:



                                                             JUNE 30, 1994
                                                        (Dollars in Thousands)
                                 0-90        91-180     181-365        1-3         3-5       OVER 5
                                 DAYS         DAYS        DAYS        YEARS       YEARS       YEARS       TOTAL
INTEREST-EARNING ASSETS
Interest-bearing balances in
  other banks                 $    4,795           -           -           -           -           -       4,795
Investment securities
  held to maturity                     -           -       6,522      12,411      39,564      18,744      77,241
Investment securities
  available for sale              21,110      22,179      47,555     131,720      53,782       5,254     281,600
Loans 1                          213,287      80,171      72,473      41,320      34,993      57,575     499,819
   Total                      $  239,192     102,350     126,550     185,451     128,339      81,573     863,455


INTEREST-BEARING LIABILITIES
Deposits                         250,582      83,034      93,504     187,910      85,695          87     700,812
FHLB advances                          -           -           -       7,000           -           -       7,000
Other borrowed money               8,064           -           -           -           -           -       8,064
   Total                      $  258,646      83,034      93,504     194,910      85,695          87     715,876

Interest sensitivity gap      $  (19,454)     19,316      33,046      (9,459)     42,644      81,486     147,579

Cumulative interest
  sensitivity gap             $  (19,454)       (138)     32,908      23,449      66,093     147,579

Cumulative ratio of interest-
 earning assets to interest-
 bearing liabilities               92.48%      99.96%     107.56%     103.72%     109.23%     120.62%

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


Stock-based Compensation

    The FASB has issued an Exposure Draft for a proposed SFAS entitled "Accounting for Stock-based Compensation" which addresses the recognition and measurement of stock-based compensation paid to employees, including employee stock options, restricted stock, and stock appreciation rights. Employers would be required to recognize a charge to earnings for such awards, whereas generally no charge is recognized under current accounting practices. Compensation expense would be measured as the fair value of the award at the grant date with subsequent adjustments made to reflect the outcome of certain service or performance assumptions made at the date of grant but not for effects of subsequent changes in the price of the entity's stock. Disclosure provisions of the proposed statement may be effective for fiscal years beginning after December 31, 1994 with recognition provisions being effective for awards granted after December 31, 1996.

       PART II.              OTHER INFORMATION

ITEM 1.       Legal Proceedings.                                                                    None

ITEM 2.       Changes in Securities.                                                                None

ITEM 3.       Defaults Upon Senior Securities.                                                      None

ITEM 4.       Submission of Matters to a Vote of Security Holders.

              At the annual meeting of
               shareholders held on April 28, 1994,
               the matters voted upon,
               the number of affirmative votes, and
               the number of negative votes (where
               applicable) cast with respect to each such
               matter were as follows:
                                                                                                    VOTE
                                                                     AFFIRMATIVE    NEGATIVE    WITHHELD

               1) To consider and vote
                  upon the
                  election of seven
                  directors to
                  serve for three-year
                  terms or
                  until their
                  successors are duly
                  elected and
                   qualified.

                  The following
                  individuals were
                  elected as directors
                  of SCBC for
                  terms expiring in
                  1997:

                    John M.Barnhardt                                8,455,529           -      58,598
                    Edward A.Brown                                  8,454,042           -      60,085
                    Henry B. Gaye                                   8,455,729           -      58,398
                    Dan L. Gray                                     8,455,729           -      58,398
                    Ervin E.Lampert, Jr.                            8,454,042           -      60,085
                    Harold Mowery                                   8,454,042           -      60,085
                    Fred J. Stanback, Jr.                           8,455,729           -      58,398

                2) To consider and vote
                   upon the
                   Corporation's
                   OMNIBUS Stock
                   Ownership and Long
                   Term
                   Incentive
                   Compensation Plan.                              7,919,020     383,782     211,325

                3) To ratify the selection
                   of KPMG
                   Peat Marwick as the
                   independent
                   auditors of SCBC for
                   the 1994 year                                   8,396,566     117,561           -

ITEM 5.       Other Information.                                                                    None

ITEM 6.       Exhibits and Reports on Form 8-K.

              a) Report on Form 8-K,
                 filed April
                 13, 1994, concerning
                 execution of
                 a definitive Stock
                 Purchase
                 Agreement between
                 Registrant and
                 Fairfield
                 Communities, Inc.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                      SECURITY CAPITAL BANCORP
                                                          (Registrant)



Date: August 12, 1994             By:/s/ PRESSLEY A. RIDGILL
                                         Pressley A. Ridgill
                                         SENIOR VICE PRESIDENT, TREASURER
                                         AND CHIEF FINANCIAL OFFICER
                                         (DULY AUTHORIZED REPRESENTATIVE)