Form 10-Q
period 1994-09-30
SECURITY CAPITAL BANCORP
filed 1994-11-14
CIK 717217

FORM  10-Q


              SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549




[ x ]   QUARTERLY  REPORT PURSUANT TO  SECTION 13 OR  15(d) OF THE  SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended                            SEPTEMBER 30, 1994


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

As of October 31, 1994, there were issued and outstanding 11,771,649 shares of the Registrant's common stock, no par value per share.

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
                    Consolidated Balance Sheets
                              (Unaudited)



                                               September 30,      December 31,
 Assets                                            1994               1993
                                                   (Dollars in Thousands)
 Cash and due from banks                           $   23,852       28,102
 Interest-bearing balances in other banks              64,701        5,145
 Federal funds sold                                    19,622        3,450
 Investment securities held to maturity (market
  value of $122,999 at September 30, 1994 and
   $ 375,046 at December 31, 1993) (note 2)           125,335      368,353
 Investment securities available for sale (note 2)    249,615            -
 Loans, net of unearned income ($ 2,783 at September
   30, 1994 and $ 2,698 at December 31, 1993)         636,208       473,202
   Less allowance for loan losses                       9,242         7,227
        Loans, net                                    626,966       465,975
 Loans held for sale                                    2,900        18,409
 Premises and equipment, net                           21,161        18,360
 Intangible assets                                     16,861             -
 Other assets                                          22,409        21,141
     Total assets                                 $ 1,173,422       928,935


 Liabilities and Stockholders' Equity


Deposit accounts:
 Demand, noninterest-bearing                          49,312          67,830
 Interest-bearing                                    909,882         673,854
 Time deposits over $100                              55,835          42,772
       Total deposit accounts                      1,015,029         784,456
 Advances from the Federal Home Loan Bank             22,112           8,000
 Other borrowed money                                  2,680           1,764
 Other liabilities                                    14,468          10,495
       Total liabilities                           1,054,289         804,715

 Stockholders' equity:
 Preferred stock, no par value, 5,000,000 shares
    authorized; none issued and outstanding               -                -
 Common stock, no par value, 25,000,000 shares
    authorized; 11,769,399 and 11,682,837 shares
    issued and outstanding at September 30, 1994
    and December 31, 1993, respectively               51,595          51,167
 Retained earnings, substantially restricted          72,069          73,053
 Unrealized loss on investment securities available
    for sale (note 2)                                 (4,531)              -
      Total stockholders' equity                     119,133         124,220
      Total liabilities and stockholders' equity $ 1,173,422         928,935

 See accompanying notes to consolidated financial statements.

                  SECURITY CAPITAL BANCORP AND SUBSIDIARIES
                    Consolidated Statements of Income
                For the Nine Months Ended September 30, 1994 and 1993
                                     (Unaudited)

                                                      1994           1993
                                      (Dollars in Thousands, Except Share Data)
 Interest income:
  Loans                                            $  30,042        31,372
  Investment securities
    Taxable                                          15,183          15,993
    Nontaxable                                          605             763
  Other                                                 659             582
      Total interest income                          46,489          48,710

 Interest expense:
  Deposit accounts                                   18,945          20,649
  Borrowings                                            580             689
      Total interest expense                         19,525          21,338

      Net interest income                            26,964          27,372
 Provision for loan losses                              269             507
      Net interest income after provision
        for loan losses                              26,695          26,865

 Other income:
  Loan servicing and other loan fees                  1,149             979
  Deposit and other service charge income             3,259           3,773
  Gain (loss) on sales of investments                   (70)            310
  Gain on sales of loans, net                           182           1,046
  Gain (loss) on real estate                          (385)              87
  Gain (loss) on sales of premises and equipment        108             (6)
  Brokerage commissions                               1,251           1,080
  Other                                                 661             727
       Total other income                             6,155           7,996

 Other expense:
  Personnel                                          10,856          10,136
  Net occupancy                                       2,784           2,559
  Telephone, postage, and supplies                    1,301           1,236
  Federal and other insurance premiums                1,534           1,338
  Professional and other services                       878             589
  Other                                               2,770           2,543
    Total other expense                              20,123          18,401

  Income before income taxes                         12,727          16,460
 Income taxes (note 3)                                9,842           5,332
       Net income                                  $  2,885          11,128

 Net income per share (note 4)                        $ .25             .94

 Dividends per share                                  $ .33             .29

 Weighted average shares outstanding             11,726,524      11,795,033


 See accompanying notes to consolidated financial statements.

             SECURITY CAPITAL BANCORP AND SUBSIDIARIES
                Consolidated Statements of Income (Loss)
              For the Three Months Ended September 30, 1994 and 1993
                                   (Unaudited)

                                                      1994           1993
                                         (Dollars in Thousands, Except Share Data)
 Interest income:
  Loans                                          $   10,503          10,180
  Investment securities
    Taxable                                           5,039           5,366
    Nontaxable                                          225             194
  Other                                                 221             193
      Total interest income                          15,988          15,933

 Interest expense:
  Deposit accounts                                    6,513           6,790
  Borrowings                                            226             196
      Total interest expense                          6,739           6,986

      Net interest income                             9,249           8,947
  Provision for loan losses                              97             170
      Net interest income after provision
        for loan losses                               9,152           8,777

 Other income:
  Loan servicing and other loan fees                    348             372
  Deposit and other service charge income             1,047           1,182
  Gain (loss) on sales of investments                  (76)              83
  Loss on sales of premises and equipment              (73)            (16)
  Gain on sales of loans, net                            45             592
  Gain (loss) on real estate                          (251)              24
  Brokerage commissions                                 340             348
  Other                                                 197             200
       Total other income                             1,577           2,785

 Other expense:
  Personnel                                           4,428           3,293
  Net occupancy                                         981             850
  Telephone, postage, and supplies                      497             409
  Federal and other insurance premiums                  510             491
  Professional and other services                       473             141
  Other                                               1,380             853
       Total other expense                            8,269           6,037

  Income before income taxes                          2,460           5,525
 Income taxes (note 3)                                6,500           2,017
       Net income (loss)                           $ (4,040)          3,508

 Net income (loss) per share (note 4)                $ (.34)            .30

 Dividends per share                                 $  .11             .10

 Weighted average shares outstanding             11,750,079      11,706,821


 See accompanying notes to consolidated financial statements.

          SECURITY CAPITAL BANCORP AND SUBSIDIARIES
                Consolidated Statements of Cash Flows
             For the Nine Months Ended September 30, 1994 and 1993
                                  (Unaudited)

                                                          1994               1993
                                                          (Dollars in Thousands)
Cash flows from operating activities:
Net income                                                    $ 2,885          11,128
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Provision for loan losses                                     269             507
    Depreciation                                                1,591           1,075
    Amortization of premiums on securities held to maturity        73           1,591
    Amortization of premiums on securities available for sale   1,821              -
    (Gain) loss on sales of investments                            70            (310)
    Gain on sales of premises and equipment, net                 (108)              6
    (Gain) loss on real estate                                    385             (87)
    Change in loans held for sale, net                         15,509          (4,216)
    Decrease in other assets                                    9,703             170
    Increase in other liabilities                               1,955           1,482
    Net cash provided by operating activities                  34,153          11,346

Cash flows from investing activities:
Proceeds from maturities, sale, and issuer calls of
  investment securities held to maturity                        3,228          70,986
Proceeds from maturities of investment securities
  available for sale                                          143,185            -
Proceeds from sale of Federal Home Loan Bank stock              5,735            -
Purchases of investment securities held to maturity           (80,709)       (86,067)
Purchases of investment securities available for sale         (10,772)           -
Decrease (increase) in loans, net                             (32,129)        23,179
Proceeds from sales of premises and equipment                     340            -
Capital expenditures for premises and equipment                (1,412)        (2,346)
Purchase of First Federal Charlotte, net of cash acquired      31,182            -
     Net cash used in investing activities                     58,648          5,752

Cash flows from financing activities:
Increase (decrease) in deposits                               (20,499)         5,757
Proceeds from Federal Home Loan Bank advances                  7,081          14,740
Repayment of Federal Home Loan Bank advances                  (5,380)        (19,240)
Increase in other borrowed money, net                            916             774
Dividends paid to stockholders                                (3,869)         (3,423)
Proceeds from stock options exercised                            428             403
Purchase and retirement of common stock, net                    -             (2,534)
     Net cash used in financing activities                   (21,323)         (3,523)

Net increase in cash and cash equivalents                     71,478          13,575
Cash and cash equivalents at beginning of period              36,697          33,331

Cash and cash equivalents at end of period                $  108,175          46,906

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                               $ 17,130           19,644
    Income taxes                                              5,064            6,258

Supplemental schedule of noncash investing activities:
  Loans receivable transferred to real estate owned        $  1,092             956
  Investments transferred to available for sale             329,799              -
  Unrealized loss on available for sale securities
  net of tax benefit of $ 1,849                               4,531              -


       See accompanying notes to consolidated financial statements.

                SECURITY CAPITAL BANCORP AND SUBSIDIARIES
                Notes to Consolidated Financial Statements
                               September 30, 1994
                                   (Unaudited)


 (1)   Principles of Consolidation and Reporting

       The accompanying  unaudited consolidated financial statements
       include the accounts  of  Security   Capital  Bancorp  ("SCBC"),  a
       North   Carolina corporation organized  as a multi-bank  holding
       company, and its wholly- owned subsidiaries, Security Capital Bank ("Security Bank"), formerly Security Bank and Trust Company, OMNIBANK, Inc., A State Savings Bank ("OMNIBANK"), Citizens Savings, Inc., SSB ("Citizens"), Home Savings Bank, Inc., SSB ("Home Savings"), and Estates Development Corporation("EDC"). All significant intercompany balances have been eliminated.


 (2)   Investment Securities

       The Financial  Accounting Standards  Board ("FASB")  has issued
       Standard No.  115,   "Accounting  for  Certain  Investments  in  Debt
       and  Equity Securities," that  requires debt  and equity  securities
       held:   (i)   to maturity to be classified  as such and  reported at
       amortized cost; (ii) for current resale to be classified as trading securities and reported at fair value, with unrealized
       gains  and  losses included  in current earnings;  and  (iii)    for
       any  other  purpose  to  be  classified  as securities  available
       for  sale  and  reported   at  fair  value,   with unrealized gains
       and losses excluded from current earnings and reported as a separate component of stockholders' equity. SCBC adopted Standard No. 115 as of January 1, 1994. In connection with this adoption, as of January 1, 1994, SCBC classified $324,500,000 of investment securities as securities available for sale. Investment securities available for sale had net unrealized losses of approximately $6,380,000, which resulted in an unrealized securities loss, net of income tax effects, of $4,531,000 being recorded as a decrease to stockholders' equity as of September
       30,  1994.   SCBC  has  no  securities  classified as  trading
       securities.

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

       SCBC recognized a one-time charge of approximately $5,600,000 to record deferred tax liabilities in connection with the merger of SCBC's three savings bank subsidiaries into its commercial bank subsidiary during early 1995.

 (4)   Net Income Per Share

       Net income per share has been computed by dividing net income by the weighted average number of shares outstanding.

 (5)   Acquisition

       Effective September 23, 1994, SCBC purchased the outstanding stock of First Federal Savings & Loan Association of Charlotte ("First Federal") from Fairfield Communities, Inc. for approximately
       $41,000,000 in cash. The  acquisition  is   being  accounted  for
       by  the  purchase   method. Concurrent  with the  purchase, First
       Federal was merged into Security Bank. Immediately prior to the acquisition, First Federal had assets of $293,767,000, net loans of $135,595,000, deposits of $248,777,000, stockholders' equity of $29,434,000, and net income for the period from January 1,
       1994, through September  23, 1994, of $855,000.   As a result of the
       acquisition, goodwill and deposit  base premium were increased  by
       $12,459,000 and  $3,222,000,  respectively.    These  amounts  are
       being amortized on a straight-line basis over 20 years and over 10 years using the sum-of-the-years digits method, respectively.

                SECURITY CAPITAL BANCORP AND SUBSIDIARIES
              Notes to Consolidated Financial Statements


       The information below indicates, on a pro forma basis, amounts as if First Federal had been purchased as of the beginning of each period presented:

                                       Nine Months
                                          Ended              Year Ended
                                      September 30,         December 31,
                                          1994                  1993
                                    (Dollars in thousands, except share data)

       Net interest income              $ 30,526             $ 39,447

       Net income                       $  1,020             $ 11,776
       Net income per share             $    .09             $   1.00


(6)   Subsequent Event

      On November 4, 1994, SCBC and CCB Financial Corporation, Durham, North Carolina ("CCB"), entered into a definite Agreement of Combination pursuant to which SCBC will merge with and into CCB, with CCB as the surviving corporation and continuing to operate under
      its present  name (the  "Combination").   To effect the Combination,
      CCB will issue .50 of a share of its common stock, par value $5.00 per share, in exchange for each outstanding share of SCBC's common
      stock,  no par  value.   In connection  with  the Combination,
      SCBC's banking subsidiaries will merge into Central Carolina Bank and Trust Company, a subsidiary of CCB. The Combination, which is subject to, among other things, approval by regulatory authorities and the stockholders of both companies, is expected to be completed during the second quarter of 1995.

 Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


             Comparison of Financial Condition and Operating Results as of and for the Nine Months ended September 30, 1994 and 1993

             Net income for the nine months ended September 30, 1994,
             was $2,885,000, or $.25 per share, compared with net income of $11,128,000, or $.94 per share, for the same period in 1993. This 74.1% decrease was primarily attributable to the recognition of a one-time charge of approximately $5,600,000
             to  record   deferred  tax  liabilities   in connection with
             the merger  of SCBC's three savings  bank subsidiaries into
             its commercial  bank  subsidiary  during early  1995.   Also,
             on September 23, 1994, SCBC completed the acquisition of First Federal Savings and Loan Association of Charlotte
             ("First  Federal").    In connection  with  the acquisition,
             SCBC recognized significant non- recurring charges during the nine months ended September 30, 1994.

             Net interest income amounted to $26,964,000 for the nine months ended September 30, 1994, compared to $27,372,000 for  the same  period in 1993,  representing  a  1.5%
             decrease.   This  decrease  was primarily attributable
             to the  reduction of interest income from $48,710,000
             in 1993 to $46,489,000 in 1994.   This decrease was a
             result of the yields on new investments  being less
             than the yields on  maturing investments and the impact
             of the recent refinancing of existing portfolio mortgage loans at lower fixed rates. This is reflected in the average yield on interest-earning assets decreasing 41 basis points from
             7.50 % in 1993 to 7.09% in 1994. This decrease in interest income has been partially offset by the reduction in interest expense from $21,338,000 in 1993 to $19,525,000 in 1994. The average rate on interest-bearing liabilities has decreased 39 basis points from 3.95% in 1993 to 3.56% in 1994. The net yield on average interest-earning assets decreased 10 basis
             points from 4.22%  in 1993 to  4.12% in 1994.   In future
             periods, SCBC could experience a reduction in interest income should prepayments occur and mortgage loans price downward.

             The provision for loan losses for the nine months ended September 30, 1994 was $269,000 representing a decrease of $238,000, or 46.9%, from the $507,000 provision reported in the comparable period in 1993. This decrease is due to the continued low levels of non-performing assets and management's assessment of the allowance for loan losses in relation to the overall loan portfolio. Total non-performing assets increased slightly at September 30, 1994, primarily due to the acquistion of approximately $1,600,000 of real estate owned of First Federal.

             The following table presents information on non-performing assets, including non-accrual loans, accruing loans 90 days or more past due, restructured loans and real estate owned as of each of the dates shown:

                                                                 At                At
                                                            September 30,     December 31,
                                                                1994              1993
                                                                (Dollars in Thousands)
            Non-accrual loans                                 $1,038             1,573
            Accruing loans 90 days or more past due              857               420
            Restructured loans                                    69               186
            Real estate owned                                  2,278               951
                                                             $ 4,242             3,130
            Non-performing loans and real estate owned as
            a percentage of total assets                        .36%               .34


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

             Other income of $6,155,000 for the nine months ended September 30, 1994, represents a decrease of $1,841,000, or  23.0%,  from  other  income  of  $7,996,000  reported
             in  the  comparable  period  in  1993.  This  decrease
             was  primarily  attributable  to  a  decrease  in net
             gain on sales of loans of $864,000, or  82.6 %, which
             resulted  from the increase  in interest rates during the
             first nine months of 1994.   Deposit and other service charge
             income  decreased  $514,000,  or 13.6%,  to  $3,259,000.
             This decrease was partially due to a decline in deposit accounts, excluding the effects of the First Federal
             acquisition.   In 1994, there was  a loss on sales  of
             investments compared to a gain recorded in 1993. The loss in 1994 was primarily due to the restructuring of several low coupon available for sale investments into higher yielding securities. The gain in 1993 was due to the sale and merger of Atlantic States Bankcard Association, Inc., and the exercise of call provisions by the issuers of several municipal securities.  SCBC had a net gain on sales of
             premises and equipment of $108,000 for the nine months ended September 30, 1994, primarily due to the sale of a
             parcel  of real estate.   Loss on real estate in 1994
             amounted to ($385,000) primarily due to the sales of several real estate owned properties at amounts less than anticipated and the  write-down of other  properties to
             net realizable value. Other decreased $66,000, or 9.1%, to $661,000 due to the decrease of several items in this total. Loan servicing and other loan fees increased $170,000, or
             17.4%, due  to an  increase in  loan fees, charge  card  fees,
             and  late charges.    Brokerage  commissions increased
             $171,000, or 15.8%, due to an increase in volume, which can be attributed to the expansion of the operation along with depositors continuing to seek higher yields through alternative investments.

             Other expense increased $1,722,000, or 9.4%, to $20,123,000 for the nine months ended
             September 30,  1994.   This increase  was primarily
             attributable to non-recurring charges of approximately $1,100,000 recognized during the nine months ended September 30, 1994, in connection with the First Federal acquisition and related to severance,professional fees, marketing, and discontinued contracts.

             Income taxes increased $4,510,000, or 84.6%, to $9,842,000 for the nine months ended September 30, 1994, while income before income taxes decreased $3,733,000, or 22.7%, to $12,727,000 in 1994 from $16,460,000 in the comparable period
             in 1993.   This increase was primarily due to the recognition
             of a one-time charge of approximately $5,600,000 to record deferred tax liabilities discussed above. Excluding the impact of adoption of Statement 109, income taxes for the nine months ended September 30, 1993, would have been $5,720,000, or 34.8% of income before income taxes, compared to $4,242,000, or 33.3% in 1994, excluding the one-time charge of $5,600,000.

             Total assets of SCBC at September 30, 1994 were $1,173,422,000, an increase of $244,487,000, or 26.3%, from the December 31, 1993, total of $928,935,000. On September 23, 1994, assets of $293,767,000, net loans of $135,595,000, and deposits of $248,777,000, were purchased as a result of the First Federal acquisition. Excluding the effects of the First Federal acquisition, net loans receivable, including loans held for sale, were $494,271,000, an increase of
             $9,887,000,  or 2.0% over the December 31,  1993 amount.   This
             slight increase is a result of modest increases in various types of loans. Deposit accounts decreased $18,204,000, or 2.3%, from the comparable December 31, 1993 amount, excluding the effects of the First Federal acquisition. This decrease is primarily attributable to depositors continuing  to seek  higher yields through  alternative
             investments.    Stockholders'  equity  was $119,133,000, or
             10.2% of total assets, at September 30, 1994.

             The following table sets forth the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities of SCBC as of and for the periods indicated.

                                            Nine months Ended        At              At
                                               September 30,     September 30,   December 31,
                                            1994          1993       1994           1993
                                                     (annualized)
            Average yield on loans         8.14%          8.40%      8.26%          7.78%

            Average yield on interest-
            earning assets                 7.09           7.50       7.36           6.93

            Average rate on deposits       3.51           3.89       3.90           3.63

            Average rate on interest-
            bearing liabilities            3.56           3.95       3.97           3.69

            Loans/deposits spread          4.63           4.51       4.36           4.15

            Asset/liability spread         3.53           3.55       3.39           3.24

            Net yield on average
            interest-earning assets        4.12           4.22          -              -


      Comparison of Operating Results as of and for the Three Months ended September 30, 1994 and 1993

      Results of operations were a loss of $(4,040,000) or $(.34) per share, for the three months ended September 30, 1994, compared with net income of $3,508,000, or $.30 per share, for the same period in 1993. This loss was primarily due to the recognition of a one-time charge to record deferred tax liabilities and the recognition of significant non-recurring charges discussed
      previously.   Net interest income amounted to $9,249,000 for the
      three months ended September 30, 1994, compared to $8,947,000 for the same period in 1993, representing an increase of 3.4%. This increase was primarily the result of the reduction in interest expense on deposit accounts due to lower deposit balances, excluding the effects of the First Federal acquisition, discussed previously.

      The provision for loan losses for the three months ended September 30, 1994, was $97,000 representing a decrease of $73,000, or 42.9%, from the $170,000 provision reported in the comparable
      period in 1993.   As previously discussed, this  decrease was
      primarily due to continued low levels of non-performing assets, and management's assessment of the allowance for loan losses in relation to the overall loan portfolio.

      Other income of $1,577,000 for the three months ended September 30, 1994, represents a decrease of $1,208,000, or 43.4%, from other income reported in the comparable period in 1993. This decrease was primarily due to losses recorded on sales of investments, premises, and equipment, and real estate in 1994, reduced net gains on sales of loans and reduced deposit and other service charge income previously discussed.

      Other expense increased $2,232,000, or 37.0%, to $8,269,000 for the three months ended September 30, 1994. As previously discussed this increase was primarily due to the recognition of non-recurring charges in connection with the First Federal acquisition. Additionally, for the three months ended September 30, 1994, SCBC recognized approximately $300,000 in expense for various profit sharing and incentive benefit programs.

      Income taxes amounted to 36.6% of income before income taxes for the three months ended September 30, 1994, excluding the effect of the one-time charge to record deferred tax liabilities in the third quarter of 1994, compared with 36.5% for the comparable period in 1993.

      LIQUIDITY AND CAPITAL RESOURCES


      The principal sources of liquidity for SCBC's banking subsidiaries are deposit accounts, Federal Home Loan Bank advances, principal and interest payments on loans, interest received on investment securities, and fees. Deposit accounts are considered a primary source of funds supporting the banking subsidiaries' lending and investment activities. At September 30, 1994, the SCBC banking subsidiaries were in compliance with all regulatory liquidity requirements.

      At September 30, 1994, SCBC and its banking subsidiaries were in compliance with all applicable regulatory capital requirements. The following table compares SCBC's regulatory capital as of September 30, 1994, with the two minimum capital standards established by the Board of Governors of the Federal Reserve System (the "FRB").


                                         Leverage Capital    Risk-based Capital
                                       Amount   % of Assets   Amount % of Base
                                             (Dollars in Thousands)


      SCBC- actual                    $106,803     11.48%     $114,549  18.53%
      Minimum capital standards         27,920      3.00 (1)    49,464   8.00

      Excess of actual
      regulatory capital over
      minimum regulatory
      capital standards               $ 78,883      8.48%     $ 65,085  10.53%

      (1) The FRB minimum leverage ratio requirement is 3% to 5%, depending on the institution's composite rating as determined by its regulators. The FRB has not advised SCBC of any specific requirement applicable to it.

      Management  is  not  aware  of  any  current  recommendations   by
      regulatory authorities  which,  if  implemented, would  have  a
      material  effect on  the liquidity,  capital   resources  or
      operations  of   SCBC  or  its   banking subsidiaries.

      At September 30, 1994, outstanding loan commitments approximated $ 2,712,000 (consisting of $791,000 in fixed rate loans and $ 1,921,000 in variable rate loans), preapproved but unused lines of credit totalling $ 93,289,000 and standby letters of credit aggregating $ 1,498,000.

      At September 30, 1994, SCBC had no commitments to sell fixed rate mortgage loans.

         INTEREST SENSITIVITY ANALYSIS


         The following table sets forth the dollar amount of maturing assets and liabilities as of September 30, 1994, and the difference between them for the repricing periods indicated:

                                          September 30, 1994
                                        (Dollars in Thousands)

                                 0-90        91-180     181-365      1-3        3-5      Over 5
                                 Days         Days       Days       Years      Years      Years       Total

INTEREST-EARNING ASSETS
  Fed funds sold               $  19,622          -          -         -          -          -       19,622
Interest-bearing balances in
  other banks                     64,701          -          -         -          -          -       64,701
  Investment securities
    held to maturity                 498      1,000       6,515    27,337     65,930     24,055     125,335
  Investment securities
    available for sale            19,067     22,137      28,366   131,447     47,587      1,011     249,615
  Loans (1)                      189,236     76,854     151,678    75,295     58,967     87,078     639,108
    Total                       $293,124     99,991     186,559   234,079    172,484    112,144   1,098,381

INTEREST-BEARING LIABILITIES
  Deposits                       341,592    129,082     117,554   257,222    115,448      4,819     965,717
  FHLB advances                    5,712          -          -     16,197         -         203      22,112
  Other borrowed money             2,680          -          -         -          -          -        2,680

    Total                       $349,984    129,082     117,554   273,419    115,448      5,022     990,509


  Interest sensitivity gap     $ (56,860)   (29,091)     69,005   (39,340)    57,036    107,122     107,872

  Cumulative interest
    sensitivity gap            $ (56,860)   (85,951)    (16,946)  (56,286)       750    107,872


  Cumulative ratio of interest-
    earning assets to interest-
    bearing liabilities            83.75%     82.06%      97.16%    93.53%    100.08%    110.89%


(1) Includes loans held for sale.

         ACCOUNTING MATTERS


         Postemployment Benefits

         In November 1992, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("Standard 112"), which is effective for fiscal years beginning
         after December 15,  1993.   Standard  112  establishes accounting
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

         Accounting by Creditors for Impairment of a Loan

         The FASB has issued standard No. 114, "Accounting by Creditors for Impairment of a Loan," which requires that all creditors value all specifically reviewed loans for which it is probable that the creditor will be unable to collect all amounts due according to the terms of the loan agreement at either the present value of expected cash flows discounted at the loan's effective interest rate, or if more practical, the market price or value of
         collateral.   This Standard  is required for  fiscal years
         beginning after December 15, 1994. The FASB also issued Standard No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures," that amends FASB Standard No. 114 to allow a creditor to use existing methods for recognizing interest income on an impaired loan and by requiring additional disclosures about how a creditor recognizes interest income related to impaired loans. This Standard is to be
         implemented concurrently with Standard No. 114.    SCBC has  not
         determined the impact, if any, of these Standards on its consolidated financial statements.

         Derivative Financial Instruments and Fair Value of Financial
         Instruments

         The FASB has issued Standard No. 119 "Disclosure about Derivative Financial Instruments and Fair Value of Financial
         Instruments."   This  Standard requires  disclosures about
         derivative financial instruments - futures, forward, swap, and option contracts, and other financial instruments with similar
         characteristics.   It also  amends  existing requirements of  FASB
         Statements  No.  105, "Disclosure  of Information  about
         Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk," and FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments." This Standard is required for financial statements
         issued for fiscal years ending  after  December  15,  1994.   SCBC
         currently  does  not  engage  in   derivative transactions.

         Stock-based Compensation

         The FASB has issued an Exposure Draft for a proposed SFAS entitled "Accounting for Stock- based Compensation" which addresses the recognition and measurement of stock-based compensation paid to employees, including employee stock options, restricted stock, and stock appreciation rights. Employers would be required to recognize a charge to earnings for such awards, whereas generally no charge is recognized under current accounting practices. Compensation expense would be measured as the fair value of the award at the grant date with subsequent adjustments made to reflect the outcome of certain service or performance assumptions made at the date of grant but not for effects of subsequent changes in the price of the entity's stock. Disclosure provisions of the proposed statement may be effective for fiscal years beginning after December 31, 1994 with recognition provisions being effective for awards granted after December 31, 1996.

         Impairment of Long-Lived Assets

         The FASB has also issued an Exposure Draft, "Accounting for the Impairment of Long-Lived Assets," that proposes accounting for the impairment of long-lived assets, identifiable intangibles and goodwill related to those assets. It would require the carrying amount of impaired assets be reduced to fair value. This proposed statement would be effective for financial statements issued for fiscal years beginning after December 15, 1994. SCBC does not anticipate a material impact to its net income should implementation of this exposure draft be required.

         Mortgage Servicing Rights, Excess Servicing Receivables, and Securitization of Mortgage Loans

         The FASB issued an Exposure Draft, "Accounting for Mortgage Servicing Rights and Excess Servicing Receivables and for Securitization of Mortgage Loans." This proposed statement would require that an entity recognize as separate assets rights to service mortgage loans for others, regardless of how such servicing rights are acquired. An entity that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells those loans with servicing rights retained would allocate some of the cost of the loans to the mortgage servicing rights. Additionally, the proposed statement would require that securitization of mortgage loans be accounted for as sales of mortgage loans and acquisition of mortgage backed securities and that capitalized mortgage servicing rights and capitalized excess servicing receivables be assessed for impairment. Impairment would be measured based on fair
         value.   The  proposed statement  would be applied  prospectively
         in fiscal years beginning after December 15, 1995, to transactions in which an entity acquires mortgage servicing rights and to impairment evaluations of all capitalized mortgage servicing rights and capitalized excess servicing receivables whenever
         acquired.   Retroactive  application would  be prohibited.   The
         impact of this exposure draft on SCBC's consolidated net income has not been assessed.

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

Item 3.       Defaults Upon Senior Securities.                           None

Item 4.       Submission of Matters to a Vote of Security Holders.       None

Item 5.       Other Information.                                         None

Item 6.       Exhibits and Reports on Form 8-K.

              a) Report on Form 8-K, filed on September 28, 1994, concerning the consummation of the Registrant's acquisition of First Federal Savings and Loan Association of Charlotte, North Carolina. Additionally, the Registrant announced the recognition of certain tax expenses by certain of its banking subsidiaries for financial reporting purposes.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                     SECURITY CAPITAL BANCORP
                                                            (Registrant)


          Date:  November 14, 1994          By:/s/ PRESSLEY A. RIDGILL
                                               Pressley A. Ridgill
                                               Senior Vice President, Treasurer
                                               and Chief Financial Officer
                                               (Duly Authorized Representative)