Form 10-K405
SECURITY CAPITAL BANCORP
filed 1995-03-31
CIK 717217

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                            ____________________
                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1994     Commission File Number 0-12359
                              ____________________
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

                              (704) 636-3775
             Registrant's telephone number, including area code:


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

      State the aggregate market value of the voting stock held by non-affiliates of the registrant as of March 3, 1995. Common Stock, no par value --- $191,704,422.

      Indicate the number of shares outstanding of each of the registrant's class of common stock, as of the latest practicable date.

            Class                        Outstanding at March 3, 1995
Common Stock, no par value                    11,780,086

                   DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 1994, are incorporated by reference into Part II.

                           PART I

  ITEM 1 - BUSINESS


      The Corporation is a bank holding company organized in 1983 and registered with the Board of Governors of the Federal Reserve System (the "FRB") under the Bank Holding Company Act of 1956, as amended (the "BHCA"), and the bank holding company laws of North Carolina. The Corporation's executive offices are located at 507 West Innes Street, Salisbury, North Carolina, and substantially all of the operations of the Corporation are carried on through its subsidiaries
(i) Security Capital Bank (formerly Security Bank and Trust  Company), a North Carolina commercial bank headquartered in Salisbury, North Carolina ("Security Bank"); (ii) OMNIBANK, Inc., A State Savings Bank, a North Carolina savings bank headquartered in Salisbury, North Carolina ("OMNIBANK"); (iii) Citizens Savings, Inc., SSB, a North Carolina savings bank headquartered in Concord, North Carolina ("Citizens");
(iv) Home Savings Bank, Inc., SSB, a North Carolina savings bank headquartered in Kings Mountain, North Carolina ("Home Savings"); and
(v) Estates Development Corporation, a North Carolina  corporation which formerly engaged in real estate activities and is now in the process of winding down and terminating those operations ("EDC"). Security Bank has six subsidiaries (i) First Security Credit
Corporation  ("FSCC"), a North Carolina corporation which operates as a
consumer finance company; (ii) Northbound,  Ltd.    ("Northbound");
(iii)  North Carolina Financial Services Corporation ("North Carolina");
(iv) University  Financial  Services  Corporation,  Inc. ("University");
(v) NC Financial Services Corp. ("NC Financial"); and (vi) First Residential Mortgage Group, Inc. ("First Residential"). Other than FSCC, all other subsidiaries of Security Bank were inactive at December 31, 1994. Security Bank, OMNIBANK, Citizens, Home Savings, EDC, FSCC, Northbound, North Carolina, University, NC Financial, and First Residential are hereinafter collectively referred to as the
"Subsidiaries."   Security Bank, OMNIBANK, Citizens and Home Savings
are hereinafter collectively referred to as the "Banking Subsidiaries", and OMNIBANK, Citizens and Home Savings are hereinafter collectively referred to as the "Savings Banks." The Corporation owns 100% of the outstanding common stock of the Banking Subsidiaries
and  EDC,  and Security Bank owns 100% of the outstanding   common
stock  of  FSCC, Northbound, North  Carolina,  University,  NC
Financial,  and First Residential.   The Corporation's principal sources
of income are cash dividends from the Banking Subsidiaries. The major sources of operating income of the Subsidiaries are set forth in the Consolidated Financial Statements of the Corporation incorporated elsewhere herein.

Pending Merger

     On November 4, 1994, the Corporation and CCB Financial Corporation, Durham, North Carolina ("CCB"), entered into a definitive
Combination pursuant to which the Corporation will merge with and into CCB, with CCB  as  the  surviving corporation and continuing to operate under its present name (the "Combination").  The
Agreement  of  Combination  was  amended  and restated as of
December 1, 1994.  To effect the Combination, CCB will  issue  .50 of  a  share  of  its common stock, par value $5.00 per share, and
.50 of a right to acquire preferred  stock  of  CCB,  in  exchange for each outstanding share of the Corporation's common stock, no
par value.    In  connection  with the Combination, the
Corporation's banking subsidiaries will merge into Central Carolina
Bank and Trust Company, a subsidiary of CCB. On March 16, 1995, the Combination was approved by the shareholders of the Corporation and the shareholders of CCB. The Combination is expected to be completed during the second quarter of 1995.

Acquisitions

     Effective September 23, 1994, Security Bank purchased the outstanding stock of First Federal Savings & Loan Association of Charlotte ("First Federal") from Fairfield Communities, Inc. ("Fairfield ) for approximately $41 million in cash. The acquisition is being accounted for by the purchase method and for tax purposes, elections will be made by the Corporation and Fairfield to treat the acquisition as an asset purchase.
Concurrent with the purchase, First Federal was merged into Security Bank. Immediately prior to the acquisition, First Federal had assets of $302.1 million, net loans of $135.8 million, deposits of $250.9 million, stockholders' equity of $29.4 million, and net income for the period from January 1, 1994,
through September  23,  1994,  of  $855,000.    As  a  result  of
the acquisition, Security Bank experienced a large percentage increase in most asset and liability categories, as well as
nonperforming assets, classified assets  and  borrowings.    Also
as a result of the acquisition, goodwill, deposit base premium, and mortgage servicing rights were increased by $12.6 million, $3.2 million, and $1 million, respectively. These amounts are being amortized on a straight-line basis over 20 years for goodwill and over 10 years using the sum-of- the-years-digits method for deposit base premium and mortgage servicing rights.

     During  the  second  quarter of 1994, Security Capital
completed the purchase of First Citizens Bank and Trust  Co.'s
("First Citizens") Bessemer City office and the sale of Home Savings'
Gastonia office to First Citizens.   With the transaction, Home
Savings assumed approximately $2.7 million in deposits in Bessemer City and First Citizens assumed approximately $6.4 million in deposits in Gastonia.

The 1992 Merger
     On  June  30 1992, Omni Capital Group, Inc. ("Omni") was
merged with and into the Corporation (the "1992 Merger").    In
connection with the 1992 Merger, the Corporation's Restated Articles of Incorporation were amended and restated to change the Corporation's name from "First Security Financial Corporation" to "Security Capital Bancorp," to increase the Corporation's authorized shares of common stock (the "Common Stock") from 10,000,000 to 25,000,000, to establish that its shares of Common Stock would have no par value, to authorize 5,000,000 shares of preferred stock with no par value per share, to establish the minimum number of directors as 9 and the maximum number as 30, to stagger the terms of the Board of Directors, and to make certain revisions to the Corporation's Restated Articles of Incorporation to reflect the characteristics of the combined company resulting from the 1992 Merger.

      Prior to the 1992 Merger, Omni was a multiple savings and loan holding company registered under the Home Owners' Loan Act, as amended, and it and its subsidiaries (OMNIBANK, Citizens, Home Savings, First Cabarrus Corporation and EDC) were subject to regulation by the Office of Thrift Supervision (the "OTS"). As a consequence of the 1992 Merger, the Corporation continued as a bank holding company regulated by the FRB and became a multiple savings and loan company regulated by the OTS. In December of 1992, the Savings Banks were converted from federally chartered savings banks to North Carolina chartered savings banks. Accordingly, the Corporation was no longer subject to regulation by the OTS.

      The 1992 Merger was effected as a nontaxable reorganization under Section 368(a)(i)(A) of the Internal Revenue Code of 1986, as amended. It was accounted for as a pooling-of-interests, with the result that, on the Corporation's consolidated balance sheet: (i) the historical basis of the assets and liabilities of the Corporation and Omni were combined as of the 1992 Merger and carried forward at their previously recorded amounts; (ii) the shareholders' equity accounts of the Corporation and Omni were combined as of the 1992 Merger and carried forward at their previously recorded amounts; and (iii) the income and other financial statements of the Corporation issued after the 1992 Merger have been, and will be, restated retroactively to reflect the consolidated operations of the Corporation and Omni as if the 1992 Merger had taken place prior to the periods covered by such financial statements.

The Subsidiaries

      Security  Bank was originally chartered in 1915 as the
commercial bank and changed its name to "Security Bank and Trust Company." Effective September 23, 1994, First Federal was
merged  into  Security  Bank  as discussed above and concurrently with the merger, Security Bank changed its name to "Security Capital Bank." At December 31, 1994, it operated 43 branches in 24 communities located in twelve counties in the south central Piedmont region of North Carolina, and had total assets of approximately $658.1 million, insured deposit liabilities of approximately $580 million, leverage capital of approximately $53.6 million, and total risk-based capital of approximately $57.7 million (or 17.56% of risk-weighted assets).

      OMNIBANK was originally chartered in 1919 as a North Carolina mutual savings and loan association under the name "Home Savings and Loan Association." In 1980 it became a federal mutual savings and loan, and in March of 1988, it converted to a federal capital stock savings bank. In December of 1988, it effected a corporate reorganization and became a subsidiary of Omni (subsequently changing its name to "OMNIBANK, A Federal
Savings  Bank").    On  December 1, 1992, it converted from a
federally-chartered to a North Carolina chartered  savings bank.
At December 31, 1994, OMNIBANK operated three branches in Salisbury, North Carolina, and had total assets of approximately $226.5 million, insured deposit liabilities of approximately $174.2 million, leverage capital of approximately $28 million, and total risk-based capital of approximately $29.6 million (or 22.62% of risk-weighted assets).

     Citizens was originally chartered in 1906 as a North Carolina mutual savings and loan association. In December of 1988, it converted to a federal capital stock savings bank
through a merger conversion transaction  with  Omni.    On
December 1, 1992, it converted from a federally-chartered to a North Carolina chartered savings bank. At December 31, 1994, Citizens operated five branches in Concord, North Carolina and surrounding areas, and had total assets of approximately $199.1 million, insured deposit liabilities of approximately
$178.9 million, leverage capital of approximately $14.3 million, and total risk-based capital of approximately $15.7 million (or 13.91% of risk-weighted assets).

     Home Savings was originally chartered in 1923 as a North Carolina mutual savings and loan association, and, in 1981, it became a federal mutual savings and loan association. In 1989, it converted into a federal capital stock savings bank through a merger conversion transaction with Omni. On December 1, 1992, it converted from a federally-chartered to a North Carolina chartered savings bank. At December 31, 1994, Home Savings operated two branches in Kings Mountain and Bessemer City, North Carolina, and had total assets of approximately $94.6 million, insured deposit liabilities of approximately $85.4 million, leverage capital of approximately $7.7 million, and total risk-based capital of approximately $8.4 million (or 16.50% of risk- weighted assets).

     First Cabarrus Corporation ("FCC") was incorporated under North Carolina law. It provided management, electronic data processing, and other services to the Corporation and the other Subsidiaries. On May 31, 1994, Security Bank purchased the assets and assumed the liabilities of FCC, and FCC subsequently was liquidated and dissolved.

      FSCC is a North Carolina corporation. As a consumer finance company, it provides small consumer loans through its three offices in Kannapolis, Concord, and Salisbury, North Carolina.

      EDC is a North Carolina corporation and was formerly in the business of providing real estate appraisal services and engaging in real estate development, building and sales. It is in the process of winding down and terminating these activities in compliance with an order of the FRB issued in connection with the 1992 Merger.

Business Activities

      Through one or more of the Banking Subsidiaries and the 49 banking offices they operate, located in 13 counties in the south central and western Piedmont regions of North Carolina, the Corporation offers numerous banking services, including accepting time and demand deposits, making secured and unsecured business and personal loans, making mortgage loans (secured primarily by one-to-four family residential properties), renting safe deposit boxes, sending and receiving wire transfers, and performing trust functions for corporations, pension and other employee benefit plans, and individuals. Additionally, consumer finance, insurance and securities brokerage services, and other services relating to financial management, are offered through one or more of the Subsidiaries. Ranked by total assets, the Corporation is the 9th largest bank holding company headquartered in North Carolina.

      The economy in the geographic areas served by the Corporation has been influenced positively by the growth of Charlotte, North Carolina, one of the fastest growing cities in the
Southeast and North Carolina's largest  city.    Charlotte  is
located  in  Mecklenburg  County.    A  substantial  portion  of
the Banking Subsidiaries' banking offices are located in Mecklenburg County, in other counties included in the Charlotte Standard Metropolitan Statistical Area (the "Charlotte SMSA"), or in counties adjacent to, or within a radius of 30 miles of, the Charlotte SMSA. At December 31, 1994, the economic conditions in this primary market area were considered to be moderate to good, with more favorable unemployment rates and other key economic indicators than national averages.

      Vigorous competition exists in all major market areas served by the Banking Subsidiaries. The Banking Subsidiaries face direct competition for deposits not only from commercial banks, thrift institutions and credit unions, but from other businesses such as securities brokerage firms and mutual funds. Particularly in times of high interest rates, the Banking Subsidiaries encounter additional significant competition for depositors' funds from short-term money market securities and other corporate and government securities. The Banking Subsidiaries' competition for loans and similar services come from commercial banks, thrift institutions, credit unions, leasing companies, finance companies, insurance companies, other institutional lenders, and a variety of financial services, and advisory companies. The Banking Subsidiaries seek to meet the competition of these other companies, many of which are larger and have greater resources than the Corporation, through offering competitive interest rates, focusing upon the efficiency and quality of their services in meeting the banking needs of their customers, and, where appropriate, expanding their presence in attractive markets through branching or acquisitions.

Lending Activities

General.   The  principal  lending  activities of Security
Bank have been the making of installment and other  consumer loans, real estate mortgage loans, and commercial, financial and agricultural loans. The Savings Banks' principal activity has been the origination of conventional mortgage loans for the purpose of constructing, financing or refinancing one-to-four family residential properties. To a lesser extent, the Savings Banks also make commercial real estate loans (which include loans secured by multi-family and other commercial real properties),
other  commercial  loans  and  consumer  loans.    As  of  December
31, 1994, approximately $437 million, or 67.16%, of the Banking Subsidiaries' total loans consisted of loans secured principally by  first  mortgages  on  one-to-four  family  residential
properties.    As  of that same date, approximately  $10.4
million, or 1.59%, of the Banking Subsidiaries' total loans were secured by multi-family properties, approximately $14.4 million, or 2.21%, were construction loans secured primarily by one-to-four family residential properties, and approximately $105.6 million, or 16.22%, were secured by other commercial real property. Approximately $62.7 million, or 9.63%, of the Banking Subsidiaries' loans were installment and other consumer loans, and approximately $20.7 million, or 3.19%, were commercial, financial and agricultural loans, as of December 31, 1994.

      Federal  regulations  limit  the  aggregate amount of loans a
financial institution may make to a single borrower.    At
December 31, 1994, none of the Banking Subsidiaries had loans to a single borrower that exceeded these limits. See "Regulation."

      Loan  Portfolio  Analysis.   Set forth below is selected data
relating to the composition of the Banking Subsidiaries' loan portfolio, excluding loans held for sale, by type of loan on the dates indicated:

                                                                               At December 31,
                                     1994                1993               1992                  1991               1990
                               Amount       %      Amount      %     Amount        %       Amount      %      Amount      %
                                       (Dollars in Thousands)

Real estate mortgage          $447,452    69.03   $338,562   71.55   $361,935    70.91    $379,574   68.85   $385,753   66.15
Real estate construction        14,396     2.22     10,085    2.13     11,215     2.20      15,653    2.84     16,996    2.91

Commercial, financial and
  agricultural                 126,291    19.48     64,739   13.68     68,598    13.44      73,794   13.38     86,134   14.77

Installment (consumer)          62,681     9.67     62,341   13.17     70,909    13.89      84,318   15.29     96,431   16.54

Total loans                    650,820             475,727            512,657              553,339            585,314

   Less:  unearned income       <2,691>    <.42>    <2,698>  < .57>    <2,545>    <.50>     <2,419>   <.44>    <2,697>   <.46>
   Plus: Premiums                  102      .02        173     .04        317      .06         418     .08        530     .09

 Loans, net:                  $648,231   100.00   $473,202  100.00   $510,429   100.00    $551,338  100.00   $583,147  100.00


         Residential Mortgage Loans. The primary lending activity of the Savings Banks has been the granting of conventional loans to enable borrowers to purchase existing homes or refinance existing mortgages. To a lesser extent, Security Bank also makes residential mortgage loans. Mortgage loans made by the Banking Subsidiaries are generally long-term loans, amortized on a monthly basis, with principal and interest due each month. The Banking Subsidiaries' lending policies limit the maximum loan-to-value ratio on residential mortgage loans to 95% of the lesser of the appraised value or purchase price, with the condition that private mortgage insurance generally be required on any home loans with loan-to-value ratios in excess of 80%. The Banking Subsidiaries require mortgage title insurance on most mortgage loans and hazard insurance generally in the amount of the loan. The contractual loan payment period for residential loans typically
ranges from 15  to  30  years.    Borrowers may refinance or prepay
loans at their option, typically without penalty. The Banking Subsidiaries' experience indicates that real estate loans remain outstanding for significantly shorter periods than their contractual terms. The thrift and mortgage banking industries have generally used a seven to twelve year average loan life as an approximation in calculations calling for prepayment
assumptions.    Management  believes  that  the Banking
Subsidiaries' loan prepayment experience has generally mirrored that of the industry as a whole.

         The Banking Subsidiaries currently offer adjustable rate mortgage loans generally tied to the one year U.S. Treasury security yield or a published prime lending rate. The interest rates on most of these mortgages are adjustable once a year with limitations on adjustments of one or two percent per adjustment period and five to six percent over the life of the loan. Although adjustable rate mortgage loans allow the Banking Subsidiaries to increase the sensitivity of their asset bases to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate
ceilings contained in adjustable  rate  mortgage  loans.   The
terms of such loans may also increase the likelihood of delinquencies during periods of high interest rates. Adjustable rate residential mortgage loans amounted to 43.69% of the loan portfolio of the Banking Subsidiaries at December 31, 1994.

         Commercial  Real  Estate  Loans.    The Savings Banks
provide commercial real estate loans, including loans secured by multi-family dwellings with more than four units and other commercial real property. From time to time, Security Bank also makes these types of loans. These loans constituted approximately $116 million, or 17.81%, of the Banking Subsidiaries' loan portfolio at December 31, 1994. These loans typically are secured by improved real estate located in North Carolina. Commercial real estate loans customarily are made in amounts up to 80% of the appraised value of the property and generally have terms of up to 15 years. Interest rates are tied generally to the one, two, three and five-year U.S. Treasury security yield or a published prime lending rate.

    Because of their generally shorter terms and higher interest rates, commercial real estate loans, such as those made by the Banking Subsidiaries, are helpful in maintaining a profitable spread between the Banking Subsidiaries' average loan yields and their cost of funds. Traditionally, such loans have been regarded as posing significantly greater risk of default than residential mortgage loans. Such loans generally are substantially larger than single-family residential mortgage loans, and repayment of the loan generally depends on cash flow generated by the property. Because the payment experience on loans secured by such property is often dependent upon successful operation or management of the property, repayment of the loan may be subject to a greater extent to adverse conditions in the real estate market or the economy than generally is the case with one-to-four family residential mortgage loans. The commercial real estate business is cyclical and subject to downturns, overbuilding and local economic conditions. The Banking Subsidiaries seek to limit these risks in a variety of ways, including, among others, limiting the size of their commercial and multi-family real estate loans, generally limiting such loans to a maximum loan-to-value ratio of 80% based on the lesser of the purchase price or the appraised value of the property and generally lending on property located within their market areas.



     Commercial,  Financial,  and  Agricultural Loans.
Security Bank and, to a lesser extent, the Savings Banks also make commercial, financial and agricultural loans primarily to small and medium-sized companies for expansion and renovation, working capital needs, equipment purchases and farming operations. Generally, loans are made with adjustable interest rates with terms of one to five years. These loans constituted approximately $20.7 million, or 3.19%, of the Banking Subsidiaries' loan portfolio at December 31, 1994. Interest rates are tied generally to the one, two, three or five-year U.S. Treasury securities yield or a published prime lending rate. Generally, these commercial, financial and agricultural loans are made to borrowers located in North Carolina.

     As  with  commercial  real  estate loans, commercial,
and agricultural loans are helpful in maintaining  a
profitable spread between the Banking Subsidiaries' average loan yields and their cost of funds because of their shorter term and higher interest rates. These loans have a higher degree of risk than residential mortgage loans because they are typically made on the basis of the borrower's ability to make repayment from the cash flow of its business and are either unsecured or secured by business assets, such as accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial, financial and agricultural loans may be substantially dependent on the
success of the business itself.    The  Banking Subsidiaries seek
to limit these risks by maintaining close contact with the borrower, obtaining financial statements on a regular basis and determining that the borrower is in compliance with the terms of the loan agreement.

     Installment  and Other Consumer Loans.  At December 31,
1994, the Corporation's installment and other consumer loans portfolio aggregated approximately $62.7 million, or 9.63%, of
the Corporation's total loan portfolio.    The consumer loans made
by the Banking Subsidiaries include line of credit loans to individuals, loans on automobiles, boats, recreational vehicles and other consumer goods and unsecured loans. Generally, consumer loans have up to five-year terms and may have either adjustable or fixed interest rates or may be in the form of credit lines with adjustable interest rates. The Banking Subsidiaries normally limit the loan- to-value ratios on secured consumer loans to 85%, depending on the type of collateral securing the loan. Consumer loans typically are either secured by collateral that is rapidly depreciating or has greater recovery risks, such as automobiles, or are unsecured. Therefore, these loans generally carry a greater degree of credit risk than residential mortgage loans. Approximately $8.9 million, or 14.2%, of the Banking Subsidiaries' consumer loans as of December 31, 1994 were unsecured.

      Loan  Maturity  Schedule.    The  following table sets
forth certain information at December 31, 1994 regarding the dollar amount of real estate construction loans and commercial, financial and agricultural loans maturing in the Banking Subsidiaries' loan portfolio. Demand and line of credit loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

                       Due In 1           Due After 1
                    Year or Less           Through 5             Due After 5
                        After             Years After            Years  After
                  December 31, 1994    December 31, 1994      December 31, 1994       Total

                                     (Dollars in Thousands)
Real estate
  construction loans
                          $13,758        $   638               $  ---             $ 14,396
Commercial, financial
  and agricultural loans   75,290         37,290                13,711             126,291

Total                     $89,048        $37,928               $13,711            $140,687

    Predetermined   and  Adjustable  Interest  Rates Schedule.  The
following table sets forth the dollar amount of all real estate construction loans and commercial, financial and agricultural loans of the Banking Subsidiaries due after one year from December 31, 1994 that have predetermined interest rates or have floating or adjustable interest rates:

                                                    Predetermined      Floating
                                                        Rates       Adjustable Rates

                                                         (Dollars in Thousands)

 Real estate construction                          $     ---           $   638
 Commercial, financial and agricultural               31,590            19,411
 Total                                               $31,590           $20,049

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

     The Corporation and the Banking Subsidiaries have established certain general policies for loan authorization procedures. Loans up to limits established by each Banking Subsidiary's Board of Directors may be made by that Banking Subsidiary's applicable loan officers. Such loans are reviewed by the Banking
Subsidiary's management and Board. Loans in excess of these limits must be reviewed by the chief executive officer, and approved by the loan committee, of the relevant Banking
Subsidiary. Loans in excess of a pre- established level are reviewed by the General Loan Committee of the Corporation which makes a recommendation to the Board of the applicable Banking Subsidiary. Such Board then considers such loan for approval or rejection.

     Loan  applicants are promptly notified of the decision by
a letter or, in some instances, orally. If a loan, other than consumer loans or certain loans of lesser amounts, is approved, a commitment letter will specify the terms and conditions of the proposed loan, including the amount of the loan, interest rate, amortization term, a brief description of the required collateral (if a secured loan is to be made) and required
insurance  coverage.    The  borrower  must provide proof of fire
and casualty insurance on any real property serving as collateral, which insurance must be maintained during the full term of the loan. In addition, the Banking Subsidiaries generally require title insurance on all loans secured by real property. Loan rates are normally locked in for a 60-day period.

     Loan  Commitments.    In  the  normal  course  of
business, the Banking Subsidiaries have various commitments to extend credit which are not reflected in the Corporation's consolidated financial statements. At December 31, 1994, outstanding loan commitments approximated $2,591,000 (of which approximately $349,000 were fixed rate and $2,242,000 were variable rate), pre-approved but unused lines of credit for loans totaled $95.2 million and standby letters of credit aggregated $675,000. These amounts represent the Corporation's exposure to credit risk for off-balance sheet financial instruments, and, in the opinion of management, represent no more than the normal lending risk that the Banking Subsidiaries incur in their extension of loans to their borrowers. If these commitments are drawn, the Banking Subsidiaries will obtain collateral if it is deemed necessary based on management's credit evaluation of the borrower. Collateral obtained varies but may include accounts receivable, inventory, and commercial or residential real estate. Management expects that these commitments can be funded through normal operations.

     Loan  Activity.    Loan originations of the Banking
Subsidiaries are primarily generated by their own lending functions, as opposed to purchasing loans from other financial institutions. In this manner, the Banking Subsidiaries collect for themselves the loan origination fees paid by the borrowers.
The  Banking Subsidiaries    from  time to time have purchased
adjustable and fixed rate mortgage loans and mortgage-backed securities in the secondary market.

     The  Banking  Subsidiaries  typically  underwrite fixed
rate mortgage loans according to Federal Home Loan  Mortgage
Corporation ("FHLMC") or Federal National Mortgage Association
("FNMA") guidelines, so that the loans  qualify  for  sale  in  the secondary mortgage market or exchange for participation
certificates.  Such loans  may  be  considered  by management to be held for sale at origination based on their interest rates and terms  to  maturity,  and  thus  such  loans  are  carried  at  the lower  of cost or market as determined by outstanding  commitments from  investors  or  current investor yield requirements calculated
on the aggregate loan  basis.    Gains and losses on loan sales are
recognized if at the time of sale the average interest rate on  the loans  sold, adjusted for servicing costs, differs from the agreed yield to the buyer.  Any resulting discount  or  premium  is amortized using a level yield method over the contractual life of such loans.  Sales of  loans  in  1994  and  1993  resulted  in no such discounts or premiums.  During 1994 and 1993, the Banking
Subsidiaries  sold,  through  OMNIBANK,  approximately $21.4 million and $85.7 million, respectively, of fixed rate  residential mortgage  loans  to  generate  liquidity  and to meet loan demand.
In connection with such sales,  OMNIBANK  generally  retains  the servicing of the loans (i.e., collection of principal and interest payments), for which it generally receives an average fee payable monthly of .25% to .375% per annum of the unpaid  balance
of  each  loan.    As of December 31, 1994, the Banking
Subsidiaries were servicing loans for others aggregating approximately $314.7 million. The sale and subsequent servicing of residential mortgage loans have been, and will continue to be, a significant source of other income for the Corporation. The Corporation's gains on sales of loans, however, are largely dependent upon prevailing interest rates, which influence residential loan borrowers to refinance their loans at more favorable interest rates.
As a result, this source of other income could be significantly affected by changes in such interest rates in future periods.
Gains on sales of loans totaled $190,000, $1,384,000 and $738,000 for 1994, 1993, and 1992, respectively, and loan servicing fees totaled $584,000, $604,000 and $563,000 for 1994, 1993, and 1992, respectively.

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

     The Banking Subsidiaries also receive other fees and charges relating to existing loans, including late charges, fees collected in connection with a change in borrower, and insurance commissions. These fees and charges for the years ended December 31, 1994, 1993, and 1992 totaled approximately $901,000, $792,000 and $788,000, respectively.

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

     The following table presents information on nonperforming assets, including non-accrual loans, accruing loans that are 90 or more days past due, real estate owned and restructured loans:

                                                                    At December 31,

                                 1994     1993    1992     1991      1990
                                                (Dollars in Thousands)

Non-accrual loans               $1,774  $1,573  $2,515   $1,750     $2,438
Accruing loans 90 days or more
  past due                       2,402     420   1,380    2,139      2,942
Real estate owned                1,704     951     983      998      1,894
Restructured loans                 129     186     479    1,700        -
   Total                        $6,009  $3,130  $5,357   $6,587     $7,274

Non-performing assets as
  a percentage of
  total assets                    .52%    .34%    .59%     .72%       .80%


     Management  of the Banking Subsidiaries periodically
evaluates the collectibility of the principal of and  interest  on
these  loans.    When  a loan becomes delinquent by at least 90
days, management determines whether interest should continue to accrue by considering various factors, including the current financial position of the borrower, the value of the underlying collateral, the existence and amount of coverage of any private mortgage insurance, and the date that the last payment or partial payment was received. If collectibility of the outstanding principal balance and the accrued interest appears certain based on a review of the aforementioned factors, and the loan is considered by management to be in the process of collection, management will continue to accrue interest on these loans. Loans are placed on nonaccrual status when management  determines uncertainty of interest collection exists
but payment of principal is not impaired.    When  uncertainty  of
collection  of  principal  exists,  the  asset  is written down to
its net realizable  value.   Interest income foregone on nonaccrual
loans and restructured loans for each of the years in the three-year period ended December 31, 1994, was not significant.

     Asset  Classification.    Regulations  governing
insured financial institutions require those institutions to classify their assets on a regular basis. In addition, in connection with examinations of insured institutions, federal and state examiners have authority to identify problem assets and, if appropriate, classify them. If an institution does not agree with an examiner's classification of an asset, it may appeal this determination to the appropriate regulator. Problem assets may be classified as "substandard," "doubtful" or
"loss."    An asset will be classified as "substandard" if it is
determined to involve a distinct possibility that the insured institution may sustain some loss if deficiencies associated with the loan, such as inadequate documentation, are not
corrected.    An asset will be classified as "doubtful"  if full
collection is highly questionable or improbable. An asset will be classified as "loss" if it is considered as uncollectible, even if a partial recovery may be expected in the future. There is also a "special mention" category which includes assets that currently do not expose an insured institution to a sufficient degree of risk to warrant classification but that do possess credit deficiencies or potential weaknesses deserving management's close attention. An institution must establish general allowances for loan losses for assets classified as substandard or doubtful. If an asset or portion thereof is classified as loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge-off such amount.

     The aggregate amounts of classified assets (which included non-performing assets) of the Banking Subsidiaries at December 31, 1994 were as follows:

                  Security Bank     OMNIBANK    Citizens      Home Savings    EDC
                                        (Dollars in Thousands)

Substandard assets  $ 1,899          $ 476        $ 962        $ 445            --
Doubtful assets          --             --           --           --            --
Loss assets              --             --           --           --            --
Restructured loans       --            109           --           20            --
Real estate owned     1,500             83           34           86           $ 1

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

     Allowances for Loan Losses. The Corporation recognizes that the Banking Subsidiaries will experience credit losses in making loans and that the risk of loss will vary with, among other things, the type of loan being made, the credit-worthiness of the borrower over the term of the loan and, in the case of a secured loan, the quality of the security for the loan.

     Management's policy to maintain adequate reserves is based on, among other things, estimates of historical loan loss experience, loan growth, the composition and quality of each Banking Subsidiary's overall loan portfolio and off-balance sheet commitments, evaluations of current and anticipated economic
conditions,  and  collateral  values.    Management  evaluates  the
carrying value of loans periodically and specific allowances are made for individual loans when the ultimate collection is considered questionable after reviewing the current status of loans that are contractually past due and taking into account the fair value of the collateral of the loan. In addition, management of the Banking Subsidiaries utilizes a risk grading system to evaluate the adequacy of the allowance for loan
losses for certain commercial loan relationships.    Also,  certain
loans are pooled based on delinquency status and a percentage allocation is made to the allowance for loan losses based on the severity of the delinquency. Further, for the remaining loans which are neither assigned a risk grade nor pooled based on delinquency status, a percentage allocation is made based on the historical loan loss experience of each Banking Subsidiary. Lastly, the nature and extent of off-balance sheet financial instruments, including loan commitments, pre-approved but unused lines of credit and letters of credit are taken into consideration and assigned an allocation based on historical loan
loss  experience.    During  each  of  the  years  in the
three-year period ended December 31, 1994, the Corporation had no realized credit losses from such off-balance sheet financial instruments.

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

The following is a reconciliation of the allowance for loan losses for the years shown:


                                            Years Ended December 31,
                                1994         1993        1992         1991     1990
                                            (Dollars in Thousands)
Balance, at the beginning
  of the year                     $7,227      $6,909       $5,429      $4,732    $4,620
Add:  Allowance of acquired
  institution                      2,054           -            -           -         -
Charge-offs:
  Real estate mortgage loans        <199>       <283>        <118>       <167>     <398>
  Commercial, financial
    and agricultural loans           <36>        <33>        <492>       <821>     <749>
  Installment (consumer)
    loans                           <346>       <416>        <414>       <700>   <1,169>
Recoveries:
  Real estate
    mortgage loans                    76         165           69         119        56
  Commercial, financial
    and agricultural loans            21          46          267         154       338
  Installment (consumer)
    loans                            161         186          320         188       414
Net charge-offs                     <323>       <335>        <368>     <1,227>   <1,508>
Provision for loan
 losses                              359         653        1,848       1,924     1,620
Balance, at the end of
 the year                         $9,317      $7,227       $6,909      $5,429    $4,732
Ratio of net
 charge-offs
 during the year to
 average loans
 outstanding during
 the year                           .06%        .07%          .07%       .22%      .27%

     The following table presents an allocation of the allowance for loan losses by the categories indicated and the percentage that loans in each category bear to the Banking Subsidiaries' total loans. This allocation is used by management to assist in its evaluation of the Banking
Subsidiaries' loan portfolio. These allocations are merely estimates and are subject to revisions as conditions change. Based upon historical loss experience and the Banking Subsidiaries' assessment of their loan portfolios, the Banking Subsidiaries' allowances for loan losses have been allocated to the categories of loans indicated. Specific allocations for these loans are based primarily on the credit-worthiness of each borrower. In addition, general allocations are also made to each category based upon, among other things, the impact of current and future economic conditions on the loan portfolio taken as a whole. Losses on loans made to consumers are reasonably predictable based on prior loss experience and a review of current economic conditions.

                                                             At December 31,

                          1994     %      1993      %      1992     %      1991     %      1990        %
                                                    (Dollars in Thousands)

Real estate
 mortgage loans          $6,372   68.76   $4,579   71.17   $4,118  70.60   $2,856   68.59   $3,380     65.90
Real estate
 construction loans           -    2.21        -    2.12        -   2.19        -    2.83        -      2.90
Commercial, financial
 and agricultural loans   1,897   19.40    1,242   13.61      961  13.38    1,090   13.34      631     14.72
Installment
 (consumer) loans         1,048    9.63    1,406   13.10    1,830  13.83    1,483   15.24      721     16.48

                         $9,317  100.00   $7,227  100.00   $6,909 100.00   $5,429  100.00   $4,732    100.00

     Non-Banking Subsidiaries

         The Corporation has one direct Subsidiary and six indirect Subsidiaries, which are not financial institutions.
Prior to the 1992 Merger, EDC engaged in real estate acquisition, development and construction and provided real estate appraisal services to Omni and its subsidiaries. At December 31, 1994, EDC had assets of approximately $817,000 and liabilities of approximately $4,000. FSCC is a subsidiary of Security Bank and operates as a consumer finance company. At December 31, 1994, FSCC had assets of approximately $3 million, including a consumer  loan  portfolio  of  approximately  $2.8  million,  and
total liabilities of approximately  $3  million.    As a result of
the September 23,1994 merger of First Federal and Security Bank, five new non-banking subsidiaries were added to Security Bank. Northbound, North Carolina, University, NC Financial, and First Residential had an insignificant amount of assets and liabilities
and were inactive, at December  31,  1994.    It  is  anticipated
that FSCC will be sold, and the five Subsidiaries acquired in the merger of First Federal into Security Bank will be dissolved and liquidated, in 1995. See "Regulation" below.

Investment Activities

     Interest and dividends on investments historically have provided the Corporation and its Subsidiaries an additional substantial source of income. At December 31, 1994, the Corporation's portfolio of investment securities available for sale, reported at estimated fair value, aggregated approximately $256.7 million. Investment securities held to maturity, reported at amortized cost, aggregated approximately $155.6 million at that date, and consisted primarily of United States Government obligations, with lesser amounts of mortgage-backed securities, state and municipal obligations and federal agency obligations. Purchases of securities are funded either through the sale or maturity of other securities or from the cash flow arising in the ordinary course of business.

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

     Subject to the investment policy of the Corporation's Board of Directors, members of senior management normally make investment decisions. Management determines the maturities and mix of investments in the Banking Subsidiaries' investment portfolios based on liquidity needs and legal liquidity restrictions. Maturities are also determined based on general and anticipated market trends. The Corporation's investment strategy has been, and remains, to invest principally in U.S. Government securities, government agency obligations, and certain types of state and municipal obligations with maturities of seven years or less. Investments in these types of securities and obligations amounted to 96% of the Corporation's investment portfolio at December 31, 1994. These high grade investments generally pose little or no credit risk and are easily liquidated if necessary. Management generally considers government and agency obligations that carry lower yields to be preferable to higher yielding securities that carry greater credit risks. Furthermore, management recognizes the Corporation's limitations in being able to evaluate and monitor many corporate and other securities on a timely basis. Management believes that this investment strategy will provide stable earnings and maintain asset quality, although rates of return will be more moderate than those that could be obtained with riskier securities. The Corporation does not engage in hedging or other high risk investment strategies.

     The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities", that requires debt and equity securities held (i) to maturity be classified as such and reported at amortized cost;
(ii) for current resale be classified as trading securities and reported at fair value, with unrealized gains and losses included in current earnings; and (iii) for any other purpose be classified as securities available for sale and reported at fair value, with unrealized gains and losses excluded from current earnings and reported as a separate component of stockholders' equity. On January 1, 1994, the Corporation adopted the provisions of SFAS No. 115 and classified approximately $329.8 million of securities as investment securities available for sale.

     At December 31, 1994, the Corporation's investment securities portfolio available for sale had gross unrealized gains of $195,000 and gross unrealized losses of $9.8 million. Also at December 31, 1994, the Corporation's investment securities portfolio held to maturity had gross unrealized gains of $186,000 and gross unrealized losses of $6 million, compared to gross unrealized gains of $7.2 million and gross unrealized losses of $528,000 in such portfolios at December 31, 1993. The net unrealized loss of $9.8 million in the available for sale portfolio and $6 million in the held to maturity portfolio at December 31, 1994 reflect the fact that the weighted average yield of the Corporation's investment securities portfolio is less than the current yields being offered in the bond market for securities with similar features. Such amounts do not necessarily reflect possible future realized losses for the investment securities portfolio. The level of unrealized losses will change in future periods as yields being offered in the bond market for securities with similar features fluctuate.

     Total  proceeds  from  sales  or issuer calls of
investment securities available for sale during 1994 were  $71.4
million.   There were no sales or issuer calls of investment
securities held to maturity in 1994. During the year ended December 31, 1993, sales or issuer calls of investment securities totaled $5.9 million. During the year ended December 31, 1992, sales or issuer calls of investment securities were insignificant.

     The following table presents the amortized cost and the estimated fair value of the various components of the investment securities portfolio available for sale at December 31, 1994:

                                                    At December 31,
                                                         1994
                                                (Dollars in Thousands)
                                                                                Estimated
                                                   Amortized                       Fair
                                                     Cost                         Value
U.S. Government obligations                        $194,612                      $188,640

U.S. Government agency obligations                   70,661                        66,991
     Mortgage-backed securities                         960                           927

Other                                                    66                            99
         Total                                     $266,299                      $256,657

     The following table presents the amortized cost and the estimated fair value of the various components of the investment securities portfolio held to maturity at December 31, 1994, 1993, and 1992:


                                               At December 31,
                                   1994                 1993                    1992
                                             (Dollars in Thousands)
                                     Estimated              Estimated                Estimated
                       Amortized       Fair     Amortized      Fair     Amortized      Fair
                          Cost         Value      Cost        Value       Cost        Value

U.S. Government
  obligations               $54,328    $52,375     $305,180    $310,759   $292,848     $300,115
U.S. Government
  agency obligations         76,931     73,519       40,409      40,368      9,966        9,996
Mortgage-backed
  securities                  8,659      8,364       12,676      13,135     19,298       19,769
State and municipal
  obligations                15,679     15,532       10,022      10,698     15,592       16,570
Other                         -            -             66          86        900          900

   Total                   $155,597   $149,790     $368,353    $375,046   $338,604     $347,350


     The   following  table  sets  forth  the  maturities of the
 components of the aggregate investment securities portfolio available for sale, at carrying value, of the Corporation at December 31, 1994, and the weighted average yields of such securities. Yields are based on the amortized cost of the portfolio:

                                           After 1 but         After 5 but
                      1 Year or Less     Before 5 Years      Before 10 Years    After 10 Years
                       Amount   Yield     Amount   Yield      Amount    Yield    Amount   Yield
                                          (Dollars in Thousands)
U.S. Government
   obligations        $62,976   6.25%  $123,602   5.33%    $2,062        7.76%    -         -
U.S. Government
   agency obligations   1,004   4.89     46,384   5.72     19,603        8.30     -         -
Mortgage-backed
  securities               -      -          79  12.13         25        7.49    $823     6.97%
Other investments          -      -         -      -          -           -        99       -
Total investment
   securities         $63,980   6.23%  $170,065   5.44%   $21,690        8.25%   $922     6.97%

     The   following  table  sets  forth  the  maturities of the
 components of the aggregate investment securities portfolio held to maturity, at amortized cost, of the Corporation at December 31, 1994, and the weighted average yields of such securities:


                                                After 1 but           After 5 but
                         1 Year or Less        Before 5 Years        Before 10 Years       After 10 Years
                         Amount   Yield        Amount    Yield         Amount    Yield      Amount   Yield
                                  (Dollars in Thousands)
U.S. Government
     obligations         $1,000        5.39%     $53,328   6.33%        -        -          -         -
U.S. Government
     agency obligations     -           -         45,968   6.61       $30,963   7.76%       -         -
Mortgage-backed
     securities             -           -            543   7.07         1,588   8.19   $ 6,528      7.80%
State and municipal
     obligations          6,509        7.60        2,484   7.71         1,276   5.28     5,410      5.69

Total investment
      securities         $7,509        7.31%    $102,323   6.49%      $33,827   7.69%  $11,938      6.84%


Sources of Funds

        General  Sources  of  Funds.    Core  deposits are the
largest and most important source of the Banking Subsidiaries'
funds  for  lending  and  other  investment  purposes.    In
addition to deposits, the Banking Subsidiaries receive funds from interest payments, loan principal repayments, advances (loans) from the Federal Home Loan Bank of Atlanta ("FHLB Advances"), other borrowings and operations. Loan repayments and interest payments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. The Savings Banks generally use borrowings on a short-term basis to compensate for reductions in the availability of funds from other sources. Borrowings may also be used on a longer-term basis for general business purposes. Historically, the Banking Subsidiaries have not relied upon significant amounts of borrowings to fund loan and asset growth.

        Deposits.    The  Banking Subsidiaries attract consumer and
commercial deposits principally from within their respective primary market areas through the offering of a broad selection of deposit instruments, including (depending upon the Banking Subsidiary), demand deposits, NOW accounts, money market accounts, regular savings accounts, money market certificates, other time deposits (including negotiated "jumbo" and "mini jumbo" certificates in denominations of at least $100,000 and $50,000, respectively), and individual retirement plans. Deposit account terms vary, with the principal differences being the minimum balance required, the time period that the funds must remain on deposit and the interest rate. The Banking Subsidiaries generally do not obtain funds through brokers, and they do not
solicit funds outside of North Carolina.    The  Banking
Subsidiaries' aggregate deposits increased approximately $227.7 million in 1994, increased approximately $10.8 million in 1993, and decreased approximately $1.5 million in 1992. The increase in 1994 was primarily due to the acquisition of First Federal in September of 1994. Deposit accounts would have decreased $23.3 million in 1994, excluding the effect of the First Federal acquisition.

        The following table contains information pertaining to the average balance of and the average rate paid on each of the following deposit categories for the periods indicated:

                         Year Ending             Year Ending            Year Ending
                      December 31, 1994        December 31, 1993      December 31, 1992
                                 Average               Average                Average
                       Average      Rate      Average     Rate       Average     Rate
Deposit Category       Balance      Paid      Balance     Paid       Balance     Paid

Demand deposits -                              (Dollars in Thousands)
 non-interest bearing $65,656    --          $ 68,689     --        $ 63,989     --
Demand deposits -
 interest bearing     170,140   2.11%         149,668    2.33%       149,244     3.09%
Savings deposits      163,821   2.86          152,378    3.00        139,356     3.77
Time deposits         443,946   4.53          407,851    4.71        423,029     5.63

 Total              $ 843,563   3.65%       $ 778,586    3.84%     $ 775,618     4.73%

   The following table sets forth the amount and maturities of jumbo certificates of deposit (certificates of deposit of $100,000 or more) in the Banking Subsidiaries at December 31, 1994:

                                        (Dollars in  Thousands)
     Maturing in 3 months or less             $ 21,170
     Maturing after 3 but less than 6 months    14,189
     Maturing after 6 but less than 12 months   18,091
     Maturing after 12 months                   34,962
     Total                                     $88,412


          Borrowings. In addition to the deposits described above, the Savings Banks rely upon FHLB Advances as their principal borrowing source, to supplement their supply of lendable funds and to secure funds for other operational purposes, such as meeting deposit withdrawals and other short-term liquidity requirements. The

  FHLB functions in a central reserve capacity providing credit for thrifts and other financial institutions. FHLB Advances may be on a secured or unsecured basis depending upon a number of factors, including the purpose for which the funds are being borrowed and existing advances outstanding. At December 31, 1994, the Corporation had FHLB Advances totaling $18.6 million, at rates varying from 4.61% to 9.65%, secured by certain of its real estate loans, certain securities, and all of its FHLB stock. Security Bank has entered into a specific collateral agreement with the FHLB whereby it maintains "qualifying collateral" which has a "lendable collateral value" that is at least equal to its outstanding FHLB advances.
  This lendable collateral value equals the sum of the unpaid principal balance of specifically identified mortgages assigned to the FHLB, discounted at 85% of market value, and any U.S. Treasury securities, discounted at 95% of market value. At December 31, 1994, Security Bank had 390 mortgages and one U.S. Treasury note assigned to the FHLB with a market value of $16.2 million, a lendable collateral value of $13.8 million, and an excess of lendable collateral over FHLB advances of $4 million. The Savings Banks have entered into blanket collateral agreements with the FHLB whereby they maintain, free of other encumbrances, "qualifying mortgages" with unpaid principal balances at least equal to, when discounted at 75% of the unpaid principal balance, 100% of the total FHLB Advances. See Note 8 of Notes To Consolidated Financial Statements for information as to interest rates and maturities for these FHLB Advances. The Corporation also enters into retail repurchase agreements on a short- term basis (generally one to three days), primarily as a service to their customers. These borrowings are generally secured by investment securities of the Corporation, and are classified as other borrowings in the table below.

          The following tables set forth the borrowings of the Banking Subsidiaries at the dates and for the periods indicated:


                                    At December  31,
                         1994            1993            1992
                              (Dollars in Thousands)
FHLB Advances           $18,576          $8,000        $12,500
Other borrowings          3,276           1,764            706
Total borrowings        $21,852          $9,764        $13,206


                               Year Ended December 31,

                                        1994            1993            1992

                                (Dollars in Thousands)
Maximum amount of other short-term
borrowings outstanding at any
month end during the year
                                       $3,325          $1,764       $   773
Approximate average amount of
other borrowings outstanding
at any month end during
the year                               $2,406          $1,103       $   403

Weighted average interest rate paid
on other borrowings during
the year                                 4.89%           3.16%         3.81%

Approximate weighted average interest
rate paid on total borrowings
during the year                          7.16%           7.69%         8.38%

      Net Interest Income Analysis. The following table sets forth for the periods and at the dates indicated the average interest-earning assets, the average interest-bearing liabilities, interest income from interest-earning assets and interest expense related to interest-bearing liabilities, average yields on interest-earning assets and average rates on interest-bearing liabilities, the spread between the combined average rates earned on interest- earning assets and average rates paid on interest-bearing liabilities, and the net yield on interest-earning assets (net interest margin). Average balances are determined on a daily basis. For the purposes of this table, the loan averages include nonaccrual loans and are stated net of unearned income. The amount of loan fees included in interest income for each of the periods presented is not material.



                                                                       (Dollars in Thousands)


                                      Year Ended December 31, 1994   Year Ended December 31, 1993  Year Ended December 31, 1992

                           Weighted
                           Average
                          Yield/Rate  Income/  Average    Average    Income/   Average  Average    Income/  Average  Average
                            As Of     Expense  Balance   Yield/Rate  Expense   Balance Yield/Rate  Expense  Balance  Yield/Rate
                           December
                           31, 1994

Interest-earning assets:

Loans, net of unearned
   income                8.45%       $43,951   $530,712    8.28%      $41,195   $494,943    8.32%    $48,277   $528,869    9.13%

Investments-taxable      6.00         21,280    361,053    5.89        21,299    338,773    6.29      21,165    293,808    7.20

Investments-nontaxable   7.26            858     11,887    7.22           955     13,012    7.34       1,137     15,596    7.29

Federal funds sold       5.82            687     13,061    5.26           197      6,847    2.88         443     12,404    3.57

Other interest-earning
    assets               6.53            760     15,092    5.03           577     15,409    3.74         831     20,683    4.02

Total interest-earning
   assets                7.53%       $67,536   $931,805    7.25%      $64,223   $868,984    7.39%    $71,853   $871,360    8.24%

Other non-interest earning
   assets                                        51,327                           49,376                         44,540

Total assets                                   $983,132                         $918,360                       $915,900

Interest-bearing liabilities:

FHLB advances & other
   borrowings 1          6.47%          $960     $13,396    7.17%         $880    $11,401   7.72%     $1,434    $17,120    8.38%

Deposits                 4.16         28,363     777,907    3.65        27,255    709,897   3.84      33,695    711,629    4.73

Total interest-bearing
   liabilities           4.21%       $29,323    $791,303    3.71%      $28,135   $721,298   3.90%    $35,129   $728,749    4.82%

Non-interest bearing
   liabilities                                    67,145                           76,055                        74,729

Total liabilities                               $858,448                         $797,353                      $803,478

Stockholders' equity                             124,684                          121,007                       112,422

Total liabilities &
   stockholders' equity                         $983,132                         $918,360                      $915,900

Net interest rate spread 3.32%       $38,213                3.54%      $36,088              3.49%    $36,724               3.42%

Net yield on interest
   earning assets                                           4.10%                           4.15%                          4.21%

________________________________________
      1
            Refer to the table on page 21 for information concerning other borrowings.

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

      The senior management personnel of the Corporation and each Banking Subsidiary currently maintain responsibility for and discuss and monitor on a continuing basis the asset/liability management for the Banking Subsidiaries. In addition, the Board of Directors of the Corporation has adopted an interest-rate risk management policy providing for a formal asset/liability committee that meets no less frequently than quarterly to monitor exposure to interest- rate risk and report findings and accomplishments to the Boards of Directors of the Corporation and the Banking Subsidiaries.

      The Corporation currently measures its exposure to interest rate risks through the utilization of a computer model that outlines a gap position, by Banking Subsidiary, for various maturities.
  Various interest rate scenarios are used to determine whether the goals established by the Boards of Directors of the Corporation and
  each Banking Subsidiary  are  being  met.    All  such  data  is
  reviewed with the Boards of Directors of the Corporation and the applicable Banking Subsidiary on a quarterly basis.

      Realizing that various hedging activities are inherently volatile and that such activities require specific expertise, neither the Corporation nor any Subsidiary engages in the following investment activities: financial options transactions, interest rate futures transactions, mortgage or interest rate swap transactions, securities lending, trading in mortgage derivative instruments or products such as collateralized mortgage obligations, investing in junk bonds or other structured notes, or otherwise engaging in synthetic or artificial hedging of risk-controlled arbitrage.

      In an effort to make the yields on their loan and investment portfolios more interest-rate sensitive, the Savings Banks have implemented a number of measures, including (i) increasing their emphasis on originating adjustable rate mortgage loans on residential and commercial properties, subject to market conditions; (ii) originating higher levels of construction, small commercial real estate and consumer loans, which typically bear higher interest rates than residential loans and offer greater interest rate flexibility through shorter maturities; and (iii) using FHLB Advances and longer-term savings certificates to lengthen maturities of liabilities. Security Bank historically has had, and continues to have, a large percentage of commercial, financial and agricultural loans and installment and other consumer loans in its portfolio and an even higher percentage of its total assets in its investment portfolio. Consequently, its loan and investment portfolios tend to be more interest-rate sensitive than those of the Savings Banks. The risks involved in commercial real estate, consumer and commercial, financial and agricultural loans are evaluated by management carefully as part of the underwriting of such loans.

      Management is continuing to attempt to direct the Savings Banks' loan portfolios into types of loans other than residential mortgage
  loans.    The effort, together with the emphasis in Security Bank's
  portfolio upon commercial, financial and agricultural loans and installment and other consumer loans, has resulted in a diversification of the Corporation's aggregate loan portfolio. At December 31, 1994, commercial, financial and agricultural loans composed 19.48% of the Corporation's total loans, as opposed to 13.68% at December 31, 1993.

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



     The following table sets forth the dollar amount of maturing assets and liabilities of the Banking Subsidiaries as of December 31, 1994 and the difference between them for the repricing periods indicated:

                (Dollars in Thousands)


                                     0 to 90        91 to 180     181 to    More than      More than     More than     Total
                                      Days1          Days1       365 Days   1 year to     3 years to     5 years1
                                                                             3 years1      5 years1

Interest-earning assets:


Loans2                                $157,363       $56,664     $218,996      $51,274       $52,948       $113,683    $650,928

Investments-Available for sale          22,029        20,082       21,867      122,215        47,851         22,613     256,657

Investments-Held to maturity-
    taxable                              1,002           -          1,002       26,953        71,882         39,079     139,918

Investments-Held to maturity-
    non-taxable                            -           6,509          -          2,484           -            6,686      15,679

Interest-bearing balances
in other banks                          17,321           -            -            -             -              -        17,321

Federal funds sold                       6,948           -            -            -             -              -         6,948

Total interest-earning assets         $204,663       $83,255     $241,865     $202,926      $172,681       $182,061  $1,087,451

Interest-bearing liabilities:


Deposits3                             $325,913      $113,630     $137,813     $249,756      $114,184         $3,646    $944,942

FHLB advances and other borrowings       5,406           -            961       15,168           -              317      21,852

Total interest-bearing liabilities    $331,319      $113,630     $138,774     $264,924      $114,184         $3,963    $966,794

Interest sensitivity gap             $(126,656)     $(30,375)    $103,091     $(61,998)     $ 58,497       $178,098    $120,657

Cumulative interest sensitivity
gap                                  $(126,656)    $(157,031)    $(53,940)   $(115,938)     $(57,441)      $120,657

Cumulative ratio of interest-earning
assets to interest-bearing
   liabilities                          61.77%        64.71%       90.76%       86.34%        94.03%        112.48%

Ratio of cumulative gap to
total assets                           -10.87%       -13.47%       -4.63%       -9.95%        -4.93%         10.35%

 ______________________________________
1 Gap analysis includes fixed rate loan repayments (contractual and prepayment).

2 Includes loans held for sale.

3 Deposit accounts are spread as follows: (i) Certificates of deposit on contractural maturities; (ii) all interest-bearing transaction accounts in 0-90 days; and (iii) savings accounts on a 5-year decay rate based on historical industry experience. This method is consistent with that employed in 1993.

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

  Rate/Volume Analysis

      The following table shows, for the periods indicated, the change in interest income and interest expense for each major component of interest-earning assets and interest-bearing liabilities attributable to (i) changes in volume (changes in volume multiplied by old rate); and (ii) changes in rates (changes
  in rate multiplied by old volume).    The  change  in  interest
  income or expense attributable to the combination of rate variance and volume variance is included in the table, but such amount has been allocated equally between, and included in the amounts shown as, changes due to rate and changes due to volume.



                                                         Year Ended December 31,
                                                1994 vs. 1993                                         1993 vs. 1992
                                             Increase (Decrease)                                   Increase (Decrease)
                                                      Due To                                             Due To

                                                           Rate/                                                Rate/
                                      Volume      Rate    Volume    Total                Volume       Rate     Volume        Total
                                                                   (Dollars in Thousands)


Interest income:


 Loans                                 $2,970     $(214)  $(14)    $2,756               $(2,960)   $(4,122)      $ 273     $(7,082)
 Investments-taxable                    1,357    (1,376)   (88)       (19)                3,033     (2,899)       (412)        134
 Investments-non-taxable                  (82)      (15)     1        (97)                 (189)         7          (1)       (182)
 Federal funds sold                       253       237    148        490                  (179)       (67)         39        (246)
 Other interest-
   earning assets                         (14)      197     (4)       183                  (205)       (49)         14        (254)
Total interest-
   earning assets                      $4,484   $(1,171)   $43     $3,313                $ (500)   $(7,130)       $(87)    $(7,630)


Interest expense:

 Deposits                              $2,545   $(1,437) $(131)    $1,108                $  (74)   $(6,366)        $16     $(6,440)
 FHLB Advances and
   other borrowings                       148       (68)   (11)        80                  (460)       (94)         37        (554)
Total interest-
   bearing liabilities                 $2,693   $(1,505) $(142)    $1,188                $ (534)   $(6,460)       $ 53    $ (6,994)

Net interest income                    $1,791   $   334  $ 185     $2,125                 $  34    $  (670)      $(140)   $   (636)

Liquidity

    The following discussion supplements the discussion in the Annual Report under the section "Management's Discussion and Analysis of Financial Condition and Results of Operations -
Liquidity and Capital Resources."

    As discussed in the section "Sources of Funds" and in other sections included or incorporated by reference herein, the Banking Subsidiaries' principal sources of funds, other that cash provided from the net income of the Banking Subsidiaries, are deposit accounts, FHLB Advances, principal and interest payments on loans, interest received on investment securities, and fees. As noted in the consolidated statements of cash flows included in the Annual Report and incorporated by reference herein, the largest source of cash during 1994, 1993, and 1992 was the approximately $34 million, $3 million, and $18 million, respectively, in net cash provided by operating activities.
These funds resulted from net income adjusted primarily for the following noncash items: the provision for loan losses, depreciation and amortization, net securities gains and losses, and changes in other assets and liabilities. The most significant investing activity during 1994, 1993, and 1992 was the purchase of investment securities held to maturity of approximately $112 million, $122 million, and $126 million, respectively, which was partially funded in 1994 by maturities and sales of investment securities available for sale of approximately $163 million and in 1993 and 1992 by maturities of investment securities held to maturity of approximately $90 million and $72 million, respectively. During 1994, rising interest rates resulted in fewer sales of loans in the secondary market. This reduction in loan sales resulted in a net increase in loans of approximately $42 million during 1994. As discussed elsewhere herein, the net decrease in loans in 1993 and 1992 of approximately $35 million and $40 million, respectively, was largely due to management's policy of selling current production of fixed rate mortgage loans during these years. In 1994, net cash acquired from the purchase of First Federal was approximately $31 million. In total, net cash provided by investing activities in 1994 and 1993 totaled approximately $6 million and $433,000, respectively, while net cash used in investing activities was approximately $14 million in 1992. Net cash used in financing activities amounted to approximately $28 million, $168,000,
and $12 million during 1994, 1993, and 1992, respectively.    In
1994, this was mainly due to a decrease in deposits of approximately $23 million, excluding the effect of the First Federal
acquisition.   For additional information regarding liquidity and
capital resources, see "Regulation".

Key Operating Ratios

The table below sets forth certain performance ratios of the Corporation for the periods indicated:


                                                  Year Ended December 31
                                                  1994     1993    1992
Return on average assets (net income divided
  by average total assets)                         .67%     1.62%   1.09%
Return on average equity (net income divided
  by average stockholders' equity)                5.32     12.26    8.81
Dividend payout ratio (1)                        77.19     30.95   36.90
Equity to assets ratio (average stockholders'
  equity divided by average total assets)        12.68     13.18   12.37
Interest rate spread (difference between
  weighted average interest rate earned on
  all interest-earning assets and weighted
  average interest rate paid on all interest-
  bearing liabilities)                            3.54      3.49    3.42
_____________________________
(1) Due  to  the restatement of financial information  for the  year
    ended December  31, 1992,  as discussed in Note   2 of  Notes to
    Consolidated Financial Statements, dividends per share have been computed by dividing cash dividends paid by the weighted average number of shares outstanding as adjusted retroactively for stock splits and stock dividends.

Personnel

     As of December 31, 1994, the Corporation and the Subsidiaries employed 435 employees on a full-time basis and approximately 28
employees  on  a  part-time  basis.   The Corporation and/or the
Subsidiaries currently maintain such employee benefits as a pension and retirement plans, hospitalization and major medical insurance coverage, long-term disability and group life insurance, and an employee stock ownership plan. Employee benefits are considered by management to be competitive with those provided by other major employers in the Corporation's primary market areas.
The employees are not represented by a collective bargaining unit, and the Corporation believes its relationship with its employees to be good.

Regulation

     Federal and state legislation and regulation have significantly affected the operations of financial institutions over the past decade and have increased competition among commercial banks, savings institutions and other providers of financial services. In addition, federal legislation has imposed new limitations on the investment authority of, and higher insurance and examination assessments on, financial institutions and has made other changes that may adversely affect the future operations and competitiveness of regulated financial institutions
with  other  financial  intermediaries.   The operations of
regulated depository institutions and their holding companies, including the Corporation and its Banking Subsidiaries, will continue to be subject to changes in applicable statutes and regulations from time to time.

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

    Congress has approved legislation which, one year after enactment, will permit adequately capitalized and managed bank holding companies to acquire control of a bank in any state (the "Interstate Banking Law"). The Interstate Banking Law was enacted into law in September of 1994. Existing state laws setting minimum age restrictions on target banks could be retained, so long as the age requirement does not exceed five years. Acquisitions will be subject of anti-trust provisions that cap at 10% the portion of the United States' bank deposits a single bank holding company may control, and cap at 30% the portion of a state's deposits a single bank holding company may control. A state will have the authority to waive the 30% cap.

     Under the Interstate Banking Law, beginning on June 1, 1997, banks will also be permitted to merge with one another across state lines, subject to concentration, capital and Community Reinvestment Act ("CRA") requirements and regulatory approval. A state may authorized mergers earlier than June 1, 1997, or it may opt out of coverage by the Interstate Banking Law by enacting legislation before June 1, 1997.

    Effective with the date of enactment, a state may also choose to permit out-of-state banks to open new branches within its borders. In addition, if a state chooses to allow interstate acquisition of branches, then an out-of-state bank may also acquire branches by merger.

    Interstate branches that primarily siphon off deposits without servicing a community's credit needs will be prohibited.
If loans are less than 50% of the average of all institutions in the state, the branch will be reviewed to see if it is meeting community credit needs. If it is not, the branch may be closed and the bank may be restricted from opening a new branch in the state.

    The Interstate Banking Law also modifies the safety and soundness provisions contained in Section 39 of the 1991 Banking Law described below which required the banking regulatory agencies to write regulations governing such topics as internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation and fees and whatever else those agencies determined to be appropriate. The legislation exempts bank holding companies from these provisions and requires the agencies to write guidelines, as opposed to regulations, dealing with these areas. It also gives more discretion to the banking regulatory agencies with regard to prescribing standards for banks' asset quality, earnings and stock valuation.

    The Interstate Banking Law also expands current exemptions from the requirement that banks be examined on a 12-month cycle. Exempted banks will be inspected every 18 months. Other provisions address paperwork reduction and regulatory improvements, small business and commercial real estate loan securitization, truth-in- lending amendments on high cost mortgages, strengthening of the independence of certain financial regulatory agencies, money laundering, flood insurance reform and extension of certain statutes of limitations. At this time, the Corporation is unable to predict how the Interstate Banking Law may affect its operations.

     Additionally, the BHCA prohibits the Corporation from engaging in, or acquiring ownership or control of more than 5% of the outstanding voting stock of any company engaged in a non-banking business, including thrifts, unless such business is determined by the FRB to be so closely related to banking as to be
properly incident  thereto.    The BHCA generally does not place
territorial restrictions on the activities of such non- banking related activities.

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

     There are a number of obligations and restrictions imposed on bank holding companies and their insured depository institution subsidiaries by law and regulatory policies that are designed to minimize potential loss to depositors of such depository institutions and the Federal Deposit Insurance Corporation ("FDIC") insurance funds in the event the depository institution becomes in danger of default or in default. For example, under the Federal
Deposit Insurance Corporation Improvement Act of 1991 (the "1991 Banking Law"), to reduce the likelihood of receivership of an insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become "undercapitalized" with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the institution's total assets at the time the institution became undercapitalized; or (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all acceptable capital standards as of the time the institution fails to comply with such capital restoration plan. Under a policy of the FRB with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. Under the BHCA, the FRB also has the authority to require a bank holding company to terminate any activity or to relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the FRB's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

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

         Bank holding companies are required to comply with the FRB's risk-based capital guidelines which require a minimum ratio of total risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) of 8%. At least half of the total capital is required to be "Tier I capital", principally consisting of common shareholders' equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain goodwill and other intangible assets. The remainder ("Tier II capital") may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the general loan loss allowance. In addition to the risk-based capital guidelines, the FRB has adopted a minimum leverage capital ratio, under which a bank holding company must maintain a minimum level of Tier I capital to average total consolidated assets of at least 3% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a leverage capital ratio of at least 1% to 2% above the stated minimum.

    The following table sets forth the Corporation's regulatory capital position at December 31, 1994 (for the regulatory capital positions of the Banking Subsidiaries as of December 31, 1994, see the discussions below).


                                Leverage Capital        Risk-Based Capital
                                Amount    % of Assets   Amount   % of Assets

                                       (Dollars in Thousands)

Actual                           $110,494  9.46%        $118,136   19.37%
    Minimum capital standard       35,041  3.00           48,783    8.00
    Excess of actual regulatory
      capital over minimum
      regulatory capital standard $75,453  6.46%         $69,353   11.37%

     The 1991 Banking Law required each federal banking agency, including the FRB, to revise its risk-based capital standards within 18 months of enactment of the statute to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of non-traditional activities, as well as reflect the actual performance and expected risk of loss on multi-family mortgages. In August 1992, the FRB, the FDIC, and the Office of the Comptroller of the Currency issued a joint advance notice of proposed rulemaking, soliciting comments on a proposed framework for implementing these revisions. Under the proposal, an institution's assets, liabilities, and off-balance sheet positions would be weighed by risk factors that approximate the instruments' price sensitivity to a 100 basis point change in interest rates. Institutions with interest rate risk exposure in excess of a threshold level would be required to hold additional capital proportional to that risk. The notice also asked for comments on how the risk-based capital guidelines of each agency may be revised to take account of concentration and credit risk and the risk of nontraditional
activities.    The  Corporation is studying the notice.  It cannot
assess at this point the impact, if any, the proposal (if promulgated as a final rule) would have on the capital requirements of the Corporation or its Banking Subsidiaries.

    Under current federal law, transactions between depository institutions and any affiliate are governed by Section 23A and 23B of the Federal Reserve Act. An affiliate of a depository institution is any company or entity that controls, is controlled by or is under common control with the institution. In a holding company context, the parent holding company of a depository institution and any companies which are controlled by such parent holding company are affiliates of the depository institution. Generally, Sections 23A and 23B (i) limit the extent to which the depository institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus; and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the savings institution or the subsidiary as those provided to a nonaffiliate. The term "covered transaction" includes the making of loans or other extensions of credit to an affiliate, the purchase of assets from an affiliate, the purchase of, or an investment in, the securities of an affiliate, the acceptance of securities of an affiliate as collateral for a loan or extension of credit to any person, or issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. In addition to the restrictions imposed by Sections 23A and 23B, no depository institution may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities that are permissible for bank holding companies; or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates that are subsidiaries of the institution. Further, a bank holding company and its subsidiaries are generally prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease, or sale of property or furnishing of services.

    Section 4(i) of the BHCA authorizes the FRB to approve the application of a bank holding company to acquire any savings institution under Section 4(c)(8) of the BHCA. In approving such an application, the FRB is precluded from imposing any restrictions on transactions between the bank holding company and the acquired savings institution, except as required by Section 23A or 23B of the Federal Reserve Act or any other applicable law. Further, the FDIA, as amended by the 1991 Banking Law, authorizes the merger or consolidation of any BIF member with any SAIF member, the assumption of any liability by any BIF member to pay any deposits of any SAIF member or vice versa, or the transfer of any assets of any BIF member to any SAIF member in consideration for the assumption of liabilities of such BIF member or vice versa, provided that certain conditions are met and, in the case of any acquiring, assuming, or resulting depository institution which is a BIF member, such institution continues to make payment of SAIF assessments on the portion of liabilities attributable to any acquired, assumed, or merged SAIF-insured institution.

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

     Security Bank. Security Bank is organized as a North Carolina chartered commercial bank and is subject to various statutory requirements and to rules and regulations promulgated and enforced by the N.C. Commissioner and the FDIC. Security Bank's deposits are insured by the BIF, except that those deposits acquired through the merger of First Federal into Security Bank are insured by the SAIF.

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

     As a North Carolina chartered, FDIC-insured commercial bank which is not a member of the Federal Reserve System, Security Bank is subject to capital requirements imposed by the FDIC. Under the FDIC's regulations, state nonmember banks that (i) receive the highest rating during the examination process; and (ii) are not anticipating or experiencing any significant growth, are required to maintain a minimum leverage ratio of 3% of Tier I capital to total assets; all other banks are required to maintain a minimum ratio of 1% or 2% above the stated minimum, with a minimum leverage ratio of not less than 4%. As of December 31, 1994, the leverage ratio of Security Bank was 8.2%.

The following table sets forth Security Bank's regulatory capital position at December 31, 1994:


                                              Leverage Capital          Risk-Based Capital
                                           Amount     % of Assets    Amount     % of Assets

                                                     (Dollars in Thousands)
    Actual                                 $53,565       8.20%      $57,680       17.56%
    Minimum capital standard                19,595       3.00        26,272        8.00
    Excess of actual regulatory
      capital over minimum
      regulatory capital standard          $33,970       5.20%      $31,408        9.56%

     Security Bank is subject to insurance assessments imposed by the FDIC. Under current law, as amended by the 1991 Banking Law, the insurance assessment to be paid by BIF-insured institutions shall be as specified in a schedule required to be issued by the FDIC that would specify, at semiannual intervals, target reserve ratios designed to increase the reserve ratio to 1.25% of estimated insured deposits (or such higher ratio as the FDIC may determine in accordance with the statute) in 15 years. Further, the FDIC is authorized, under the 1991 Banking Law, to impose one or more special assessments in any amount deemed necessary to enable repayment of amounts borrowed by the FDIC from the Treasury Department. Effective January 1, 1993, the FDIC replaced the uniform assessment rate with a transitional risk-based assessment schedule which became fully effective in January  1994,
having assessments ranging from 0.23% to 0.31% of an institution's average assessment base. The actual assessment to be paid by each BIF member is based on an institution's assessment risk classification, which is determined based on whether the institution is considered "well capitalized," "adequately capitalized" or
"under capitalized," as such terms have been defined in applicable federal regulations adopted to implement the prompt corrective action provisions of the 1991 Banking Law, and whether such institution is considered by its supervisory agency to be financially sound or to have supervisory concerns. See "Impact of
the 1991 Banking  Law."    Based on the current financial condition
and capital levels of Security Bank, the Corporation does not expect that the transitional risk-based assessment schedule will have a material impact on Security Bank's future earnings.

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

     Security Bank is subject to FDIC-imposed loan-to-one-borrower limits which are substantially the same as those applicable to
national  banks.   Under these limits, no loans and extensions of
credit to any borrower outstanding  at  one  time  and  not  fully secured by readily marketable collateral shall exceed 15% of the unimpaired capital and unimpaired surplus of the bank. Loans and extensions of credit fully secured by readily marketable collateral may  comprise  an  additional  10% of unimpaired capital and unimpaired surplus. These limits also authorize banks to make loans-to-one-borrower, for any purpose, in an amount not to exceed
$500,000.    As of December 31, 1994, the largest aggregate amount of
loans which Security Bank had to one borrower was $1.9 million. Management does not believe that any of Security Bank's outstanding loans violate the applicable loans-to-one-borrower limits or that these limits will have a significant impact on Security Bank's business, operations, or earnings.



    Regulations promulgated by the FDIC pursuant to the 1991 Banking Law place limitations on the ability of insured depository institutions to accept, renew, or roll over deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in such depository institution's normal market area. Under these regulations, "well capitalized" depository institutions may accept, renew, or roll such deposits over without restriction; "adequately capitalized" depository institutions may accept, renew, or roll such deposits over with a waiver from the FDIC (subject to certain restrictions on payments of rates); and "undercapitalized" depository institutions may not accept, renew, or roll such deposits over. The regulations contemplate that the definitions of "well capitalized," "adequately capitalized", and "undercapitalized" will be the same as the definition adopted by the agencies to implement the corrective action provisions of the 1991 Banking Law. See "Impact of the 1991 Banking Law." Management does not believe that these regulations will have a materially adverse effect on the current operations of Security Bank.

     Security Bank is subject to examination by the FDIC and the N.C. Commissioner. FSCC, the consumer finance company subsidiary of Security Bank, is also subject to such examination. In addition, Security Bank is subject to various other state and federal laws and regulations, including state usury laws, laws relating to fiduciaries, consumer credit and equal credit, fair credit reporting laws and laws relating to branch banking. Security Bank, as an insured, North Carolina commercial bank, is prohibited from engaging as a principal in activities that are not permitted for national banks, unless (i) the FDIC determines that the activity would pose no significant risk to the appropriate deposit insurance fund; and (ii) Security Bank is, and continues to be, in compliance with all applicable capital standards.

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

    The  Savings  Banks.    The  Savings  Banks  are North
Carolina-chartered savings banks and members of the Federal Home Loan Bank system (the "FHLB System"). Their deposits are insured by the FDIC through the SAIF except that those deposits acquired through the purchase of First Citizens Bessemer City office by
Home Savings  are  insured  by  the  BIF.    They are subject to
examination and regulation by the FDIC and the N.C. Administrator and to regulations governing such matters as capital standards, mergers, establishment of branch offices, subsidiary investments and activities, and general investment authority.

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

    The Savings Banks are subject to insurance assessments imposed by the FDIC. Under current law, as amended by the 1991 Banking Law, the insurance assessment paid by SAIF-insured institutions must be the greater of 0.15%  of  the  institution's  average
assessment base (as defined) or such rate as the FDIC, in its sole discretion, determines to be appropriate to be able to increase (or maintain) the reserve ratio to 1.25% of estimated insured deposits (or such higher ratio as the FDIC may determine in accordance with the statute) within a reasonable period of time. Through December 31, 1993, the assessment rate could not be less than 0.23% of the institution's average assessment base, and from January 1, 1994 through December 31, 1997, the assessment rate must not be less than 0.18% of the institution's average assessment base. In each case the assessment rate may be higher if the FDIC, in its sole discretion, determines such higher
rate to be appropriate.   Effective January 1, 1993, the annual
assessment rate is determined pursuant to the transitional risk-based assessment schedule issued by the FDIC pursuant to the 1991 Banking Law, which imposes assessments ranging from 0.23% to 0.31% of an institution's average assessment base. The actual assessment to be paid by each SAIF member will be based on the institution's assessment risk classification, which will be
determined based   on  whether  the  institution  is  considered
"well capitalized," "adequately capitalized", or "undercapitalized" (as such terms have been defined in federal regulations adopted to implement the prompt corrective action provisions of the 1991 Banking Law), and whether such institution is considered by its supervisory agency to be financially sound or to have supervisory concerns. See "Impact of the 1991 Banking Law."

         Premiums are established separately for the BIF and the SAIF. It is currently anticipated that the BIF will be fully funded in late 1995. At that point, the FDIC has the authority to reduce the premiums paid under the BIF. The FDIC may not reduce the premiums for the SAIF until it is fully funded, which is not
    anticipated to  occur  for  a  number  of  years.    Therefore, if a
    premium disparity between the BIF and SAIF develops as anticipated, there may be a competitive advantage for BIF-insured institutions over SAIF-insured institutions. The Savings Banks' deposits are primarily SAIF-insured, as are a portion of the deposits of Security Bank. Whether a premium disparity will develop, or the precise effect of any such disparity on the Savings Banks, cannot be determined at this time.

         Upon their Conversions, the Savings Banks ceased to be subject to the capital requirements of the OTS and became subject to the capital requirements of the FDIC and the N.C. Administrator. The FDIC requires each of the Savings Banks to have a minimum leverage ratio of Tier I capital to total assets of at least 3%; provided, however, that all institutions, other than those (i) receiving the highest rating during the examination process; and
    (ii) not anticipating or experiencing any significant growth, are required to maintain a ratio of 1% or 2% above the stated minimum, with a minimum leverage ratio of not less than 4%. The FDIC also requires each of the Savings Banks to have a ratio of total capital to risk-weighted assets of at least 8%. The FDIC leverage and risk-based capital ratio calculations and components are very similar to the OTS core capital and risk-based capital
    requirements,  respectively.    The  FDIC,  however,  does  not
    impose a tangible capital requirement.    The  N.C. Administrator
    requires a net worth equal to at least 5% of total assets. At December 31, 1994, each of the Savings Banks complied with the net worth requirements of the N.C. Administrator: OMNIBANK, 12.35%; Citizens, 7.16%; and, Home Savings, 8.16%.

         The following table sets forth the FDIC regulatory capital positions of OMNIBANK, Citizens and Home Savings as of December 31, 1994:


                                             Leverage Capital          Risk-Based Capital
                                            Amount    % of Assets     Amount    % of Assets
                                                      (Dollars in Thousands)
    Actual                                  $49,952      9.47%      $53,639       18.23%
    Minimum capital standard                 15,830      3.00        23,534        8.00
    Excess of actual regulatory
      capital over minimum
      regulatory capital standard           $34,122      6.47%      $30,105       10.23%

    The FHLB System provides a central credit facility for member institutions. As members of the FHLB, each of the Savings Banks are required to own capital stock in the FHLB of Atlanta in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each calendar year, or 5% of its outstanding FHLB Advances. As of December 31, 1994, each of the Savings Banks was in compliance with this requirement.

    FIRREA has had the effect of significantly reducing the dividends that Savings Banks receive on their stock in the FHLB. FIRREA requires each FHLB to transfer a certain amount of its reserves and undivided profits to the Resolution Funding Corporation ("RECORP"), the government entity established to raise funds to resolve troubled savings association cases, in order to fund the principal and a portion of the interest on RECORP bonds and certain other obligations. In addition, FIRREA requires each FHLB to transfer a percentage of its annual net earnings to the Affordable Housing Program. That amount will increase from 5% of the annual net income of the FHLB in 1990 to at least 10% of its annual net income in 1995 and subsequent years. As a result of these FIRREA requirements, it is anticipated that the FHLB's earnings will be reduced and that each of the Savings Banks will continue to receive reduced dividends on its FHLB of Atlanta stock in future periods.

     FRB regulations adopted pursuant to the Depository Institutions Deregulation and Monetary Control Act of 1980 require savings associations and savings banks to maintain reserves against their transaction accounts (primarily negotiable order of withdrawal accounts) and certain nonpersonal time deposits. The reserve requirements are subject to adjustment by the FRB. As of December 31, 1994, each of the Savings Banks was in compliance with the applicable reserve requirements of the FRB.

    Upon  their Conversions, the Savings Banks became subject to the N.C. Administrator's requirement that the ratio of liquid assets to total assets equal at least 10%. The computation of liquidity under North Carolina regulation allows the inclusion of mortgage-backed securities and investments which, in the judgment of the N.C. Administrator, have a readily marketable value,
including investments with maturities in excess of five years.    On
December 31, 1994, the liquidity ratios of the Savings Banks exceeded the requirements of the N.C. Administrator and were as follows: OMNIBANK, 13.28%; Citizens, 33.50%; and, Home Savings, 32.16%.

    The Savings Banks also are subject to loan-to-one-borrower limits which are substantially the same as those applicable to
Security  Bank.   Additionally, under these limits, a savings bank
is authorized to make loans-to-one-borrower to develop domestic residential housing units, not to exceed the lesser of $30 million or 30% of the savings bank's unimpaired capital and unimpaired surplus, provided that (i) the purchase price of each single-family dwelling in the development does not exceed $500,000; (ii) the savings bank is in
compliance with  its  fully  phased-in  capital
requirements; (iii) the loans comply with the applicable loan-to-value requirements; (iv) the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus; and (v) either the savings bank's regulator issues an order permitting the savings bank to use  the  higher  limit  or the savings bank meets the requirements for "expedited treatment."
A savings bank meets the requirements of "expedited treatment" if, among other things, it has a composite MACRO rating of 1 or 2,  a
CRA  rating  of  satisfactory or better, and has not been notified by supervisory personnel that it is a problem institution or an institution in troubled condition. These limits also authorize a savings institution to make loans-to-one-borrower to finance the sale of real property acquired in satisfaction of debts in an amount up to 50% of unimpaired capital and surplus. As North Carolina chartered savings banks, the Savings Banks  are  subject  under  North
Carolina law to the same loans-to-one-borrower restrictions as are
described above.    However,  if North Carolina
loans-to-one-borrower limitations were to be made less stringent than the restrictions set forth above, the Savings Banks would still be subject to the above described restrictions pursuant to FDIC regulations.

    As of December 31, 1994, the largest aggregate amount of loans which the Savings Banks had to any one borrower was as follows: OMNIBANK, $3.05 million; Citizens, $1.89 million; and, Home Savings, $.97 million. None of the Savings Banks had loans outstanding which management believes violate the applicable
loans-to-one- borrower  limits.    The  Corporation  does  not
believe that the loans-to-one-borrower limits will have a significant impact on the Savings Banks' business, operations or earnings.

    The Savings Banks are subject to the same FDIC regulations as Security Bank regarding the ability of insured depository institutions to accept, renew, or roll over deposits offering rates of interest significantly higher than generally prevailing market rates. Management does not believe these regulations will have a materially adverse effect on the current operations of the Savings Banks.

     As North Carolina-chartered savings banks, the Savings Banks are subject to North Carolina law which requires that at least 60% of their respective assets be investments that qualify
under certain Internal Revenue  Service  guidelines.    As  of
December 31, 1994, each Savings Bank was in compliance with the North Carolina law.

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

     FIRREA generally prohibits any savings institution (state or federal) from directly or indirectly acquiring or retaining any corporate debt security that is not of investment grade
(generally referred to as "junk  bonds  ).   Any savings institution
that held corporate debt securities not of investment grade prior to August 9, 1989 is required to divest those securities as quickly as can be prudently done, but in no event later than July 1, 1994, and must file an application setting forth its plans for divestiture with the FDIC. At December 31, 1994, none of the Savings Banks owned any corporate debt securities not of investment grade for which such divestiture would be required. Additionally, FDIC regulations impose restrictions on the lending limits of state-chartered savings banks, including percentage limitations on the total investment in various types of loans, including limitations which (i) limit total non-residential real estate loans to 400% of capital; (ii) limit total commercial, corporate, business, or agricultural loans to 10% of assets; and (iii) limit total consumer loans, commercial paper, and corporate debt securities to 35% of assets. Each Savings Bank was in compliance with such requirements as of December 31, 1994.

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

    As North Carolina chartered savings banks, the Savings Banks derive their authority from, and are regulated by, the N.C. Administrator. The N.C. Administrator has the right to promulgate rules and regulations necessary for the supervision and regulation of state savings banks under his jurisdiction and for the protection of the public investing in such institutions. The regulatory authority of the N.C. Administrator includes, but is not limited to, the establishment of reserve requirements; the regulation of the payment of dividends; the regulation of incorporators, shareholders, directors, officers, and employees; the establishment of permitted types of withdrawable accounts and types of contracts for savings programs, loans, and investments; and, the regulation of the conduct and management of savings banks, chartering and branching of institutions, mergers, conversions, and conflicts of interest. North Carolina law requires that the Savings Bank maintain federal deposit insurance as a condition of doing business.

    The  N.C.  Administrator conducts regular annual examinations of the Savings Banks as well as other state- chartered  savings
institutions  in  North  Carolina.    The  purpose  of  such
examinations is to assure that institutions are being operated in compliance with applicable North Carolina law and regulations and in a safe and sound manner. These examinations are usually conducted on a joint basis with the FDIC. In addition, the N.C.
Administrator is required to conduct an examination of any institution when he has good reason to believe the standing and responsibility of the institution is of doubtful character or
when he otherwise deems it prudent.    The  N.C. Administrator is
empowered to order the revocation of the license of an institution if he finds that it has violated or is in violation of any North Carolina law or regulation and that revocation is necessary in order to preserve the assets of the institution and protect the interest of its depositors. The N.C. Administrator has the power to issue cease and desist orders if any person or institution is engaging in, or has engaged in , any unsafe or unsound practice or unfair and discriminatory practice in the conduct of its business or in violation of any other law, rule, or regulation.

    A North Carolina chartered savings bank must maintain net worth of 5% of total assets and liquidity of 10% of total assets, as discussed above. Additionally, a North Carolina chartered savings bank is required to maintain general valuation allowances and specific loss reserves in the same amounts as required by the federal regulators.

    The Savings Banks are subject to North Carolina law which requires that at least 60% of their respective assets be investments that qualify under certain Internal Revenue Service guidelines. As of December 31,1994, each Savings Bank was in compliance with this North Carolina law.

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

     Subject to limitations established by the N.C. Administrator, North Carolina-chartered savings banks may make any loan or investment or engage in any activity which is permitted to
federally chartered savings institutions.   In addition to such
lending authority, North Carolina-chartered savings banks are authorized to invest funds, in excess of loan demand, in certain statutorily permitted investments, including but not limited to (i) obligations of the United States, or those guaranteed by it; (ii) obligations of the State of North Carolina; (iii) bank demand or time deposits; (iv) stock or obligations of the federal deposit insurance fund or FHLB; (v) savings accounts of any savings and loan association as approved by the board of directors; and (vi) stock or obligations of any agency of the State of North or of the United States or of any corporation doing business in North Carolina whose principal business is to make education loans.

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

      Community Reinvestment Act. The Banking Subsidiaries are subject to the provisions of the CRA. Under the terms of the
CRA, the appropriate federal bank regulatory agency is required, in connection with its examination of a bank, to assess the bank's record in meeting the credit needs of the community served by that bank, including low- and moderate-income
neighborhoods.   The regulatory agency's assessment of the bank's
record is made available to the public. Further, such an assessment is specifically required to be made of any bank which has applied to (i) charter a national bank; (ii) obtain deposit insurance coverage for a newly- chartered institution; (iii) establish a new branch office that will accept deposits; (iv) relocate an office; or
(v) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution.
In the case of a bank holding company applying for approval to acquire a bank or their bank holding company, the Federal Reserve will assess the records of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application.

    In December 1993, the federal banking agencies proposed to revise their CRA regulations in order to provide clearer guidance to depository institutions on the nature and extent of their CRA obligations and the methods by which those obligations will be assessed and enforced. The proposed regulations substitute for the current process-based CRA assessment factors a new evaluation system that would rate institutions based on their actual performance in meeting community credit needs. Under the proposal, all depository institutions would be subject to three CRA-related tests: a lending test, an investment test, and a service test. The lending test, which would be the primary test for all institutions other than wholesale and limited-purpose banks, would evaluate an institution's lending activities by comparing the institution's share of housing, small business, and consumer loans in low- and moderate-income areas in its service area with its of such loans in the other parts of its service area. The agencies would also evaluate the institution's performance independent of other lenders by examining the ratio of such loans made by the institution to low- and moderate- income areas to all such loans made by the institution. At the election of an institution, the agencies would also consider "indirect" loans made by affiliates and subsidiaries of the institution as well as lending consortia and other lenders in which the institution had made lawful investments.

    The focus of the investment test, under which wholesale and limited-purpose institutions would normally be evaluated, would be the amount of assets (compared to its risk-based capital) that an institution has devoted to  "qualified  investments"  that  benefit
low- and moderate-income individuals and areas in the institution's
service  area.    The  service test would evaluate an institution
based on the percentage of its branch offices that are located in or are readily accessible to low- and moderate-income areas.
Smaller institutions, those having total assets of less than $250 million, would be evaluated under more streamlined criteria.

     The joint agency CRA proposal provides that an institution evaluated under a given test would receive one of five ratings
for  that  test:    outstanding,  high  satisfactory, low
satisfactory, needs to improve, or substantial  non-compliance.
The ratings for each test would then be combined to produce an overall composite rating of either outstanding, satisfactory (including both high and low satisfactory), needs to improve, or
substantial  non-compliance.   In the case of a retail-oriented
institution, its lending test rating would form the basis for its composite rating. That rating would then be increased by up to two levels in the case of outstanding or high satisfactory investment performance, increased by one level in the case of outstanding service, and decreased by one level in the case of substantial non-compliance in service. An institution found to have engaged in illegal lending discrimination would be rebuttably presumed to have a less-than-satisfactory composite CRA rating.

    Under the proposal, an institutions's CRA rating will continue to be taken into account by a regulator in considering various types of applications. In addition, an institution receiving a rating of "substantial non- compliance" would be subject of civil money penalties or a cease and desist order under Section 8 of the FDIA.

     Impact of the 1991 Banking Law. The 1991 Banking Law was signed into law on December 19, 1991. Among other things, the 1991 Banking Law provided increased funding for the BIF and the SAIF, and provides for expanded regulation of depository institutions and their affiliates, including parent holding companies.

    The 1991 Banking Law provides authority for special assessments against insured deposits and for the development of a general risk-based deposit insurance assessment system which the FDIC implemented on a transitional basis effective January 1, 1993. Although it is anticipated that the BIF will become fully funded sometime in 1995 and the funding status of the SAIF has improved substantially, no assurance can be given at this time as to what level of assessments against insured deposits will be in the future.

     Effective one year after its enactment, the 1991 Banking Law provided the federal banking agencies with broad powers to take corrective action to resolve the problems of insured depository institutions. The extent of these powers will depend upon whether the institutions in question are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." In September 1992, each of the federal banking agencies issued final uniform regulations to be effective December 19, 1992, which define such capital levels. Under the final regulations, an institution is considered "well capitalized" if it has (i) a total risk-based capital ratio of 10% or greater; (ii) a Tier I risk-based capital ratio of 6% or greater; (iii) a leverage ratio of 5% or greater; and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An "adequately capitalized" institution is defined as one that has (i) a total risk-based capital ratio of 8%
or greater; (ii) a  Tier  I  risk-based    capital ratio of 4% or
greater; and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of an institution with the highest examination rating). An institution is considered (A) "undercapitalized" if it has (i) a total risk-based capital ratio of less than 8%; (ii) a Tier I risk-based capital ratio of less than 4%; or (iii) a leverage ratio of less than 4% (or 3% in the case of an institution with the highest examination rating; (B) "significantly undercapitalized" if the institution has (i) a total risk-based capital ratio of less than 6%; or (ii) a Tier I risk-based capital ratio of less than 3%; or (iii) a leverage ratio of less than 3% and
(C) "critically undercapitalized" if the institution has a ratio of tangible equity to total assets equal to or less than 2%.

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

   The foregoing necessarily is a general description of certain provisions of the 1991 Banking Law and does not purport to be . Complete implementation of the 1991 Banking Law through regulations issued by the various federal banking agencies has not occurred. The effect of full implementation of the 1991 Banking Law on the Corporation and its Subsidiaries is not yet ascertainable in all material respects.

Taxation

     Federal  Income  Taxation.    The  Corporation  files  a
consolidated federal income tax return with its Subsidiaries. The Banking Subsidiaries are subject to the taxing provisions of the Internal Revenue Code of 1986, as amended ("Code"), for corporations, as modified by certain provisions of accounting.

    Thrift  institutions, which qualify under certain definitional tests and other conditions of the Code, are permitted  certain favorable provisions regarding their deductions from taxable income
for annual additions to their  bad  debt  reserve.    A  reserve
may be established for bad debts on qualifying real property loans (generally loans secured by interests in real property improved or to be improved) under (i) a method based on a percentage of the institution's taxable income, as adjusted (the "percentage of taxable income method"); or (ii) a method based on actual loss experience (the "experience method"). Nonqualifying loans are computed on the experience method. Prior to 1994, the Savings Banks generally computed their additions to their reserves using the percentage of taxable income method.

         The percentage of taxable income method is limited to 8% of taxable income. This method may not raise the reserve to exceed 6% of qualifying real property loans at the end of the year. Moreover, the additions for qualifying real property loans, when added to nonqualifying loans, cannot exceed 12% of the amount by which total deposits or withdrawable accounts exceed the sum of surplus, undivided profits and reserves at the beginning of the year. The experience method is the amount necessary to increase the balance of the reserve at the close of the year to the greater of
(i) the amount which bears the same ratio to loans outstanding at the close of the year as the total net bad debts sustained during the current and five preceding years bear to the sum of the loans outstanding at the close of such six years; or (ii) the balance in the reserve account at the close of the last taxable year beginning before 1988 (assuming that the loans outstanding have not declined since such date).

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

         Institutions which become ineligible to use the percentage of income method must change to either the reserve method or the specific charge-off method that apply to banks. In 1994, the Savings Banks applied for, and were granted permission by the Internal Revenue Service, to change their method of accounting to the specific charge-off method that applies to large banks. In connection with this change, the Savings Banks recorded a one-time charge of approximately $5.6 million in 1994 and will be required to ratably pay the taxes over a six-year period beginning in 1995.

         Security Bank has accounted for bad debts using the specific
charge-off method since 1992 when it became a large  bank.    Large
banks, those generally exceeding $500 million in assets, must convert to the specific charge-off method. For the tax year ending December 31, 1992, Security Bank was required to change its method of accounting from the reserve method to the specific charge-off method upon the merger of Omni and First Security
Financial  Corporation.    After  the 1992 Merger, the assets of the
consolidated group exceeded $500 million.   Security Bank's excess
reserves at December 31, 1991 will be included in income ratably over a four- year period beginning with the tax year ending December 31, 1992.

         In 1994, the Internal Revenue Service examination of the Corporation's 1992 federal income tax return was settled with no material impact on the Corporation's financial position or results of operations. Income tax returns subsequent to 1992 are subject to examination by the taxing authorities.

         State and Local Taxation. Under North Carolina law, the corporate income tax is 7.75% of federal taxable income as computed under the Code, subject to certain prescribed adjustments. In addition, for tax years beginning in 1992, 1993 and 1994, a corporate taxpayer must pay a surtax equal to 3%, 2% and 1%, respectively, of the state income tax otherwise payable by it. An annual state franchise tax is imposed at a rate of 0.15% applied to the greatest of the institutions' (i) capital stock, surplus, and undivided profits; (ii) investment in tangible property in North Carolina; or (iii) appraised valuation of property in North Carolina.

Accounting Matters

         Accounting by Creditors for Impairment of a Loan. The FASB has issued SFAS No. 114, "Accounting by Creditors for
Impairment of a Loan," which requires that all creditors value all specifically reviewed loans for which it is probable that the creditor will be unable to collect all amounts due according to the terms of the loan agreement at either the present value of expected cash flows discounted at the loan's effective interest rate, or if more practical, the market price or value of collateral. This Standard is required to be implemented prospectively for fiscal years beginning after December 15, 1994. FASB has also issued SFAS No. 118 "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures", that amends SFAS No. 114 to allow a creditor to use existing methods for recognizing interest income on an impaired loan and by requiring additional disclosures about how a creditor recognizes interest income related to impaired loans. This Standard is to be implemented concurrently with SFAS
No. 114. At this time, management does not anticipate a material impact to the consolidated financial statements of the Corporation upon the adoption of these Standards.

         Derivative Financial Instruments and Fair Value of Financial Instruments. The FASB has issued SFAS No. 119 "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." This Standard requires disclosures about derivative financial instruments - futures, forward, swap, and option contracts, and other financial instruments with similar characteristics. It also amends existing requirements of SFAS No.
105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk," and SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." This Standard is required for financial statements issued for fiscal years ending after December
15, 1994. The Corporation currently does not engage in derivative transactions.

         Post-Employment  Benefits.    In  November  1992, the FASB
    issued SFAS No. 112, "Employers' Accounting for Post-Employment Benefits," which requires accrual of the expected cost of providing post-employment benefits to an employee and employee's beneficiaries and covered dependents during the years that the
    employee renders the necessary  services.   Such benefits include
    salary continuation, supplemental unemployment benefits, severance benefits, job training and counseling, and continuation of health care benefits. SFAS No. 112 is effective for fiscal years beginning after December 15, 1993 and adoption is required on a prospective basis. The effect of adopting the new guidelines is not material to the Corporation.

    ITEM 2 -      PROPERTIES

         The Corporation's principal office is located at 507 West Innes Street, Salisbury, North Carolina 28144. The main administrative and executive offices of OMNIBANK are also located at the same address. The executive office of Security Bank is located at 215 South Main Street, Salisbury, North Carolina 28144; the executive office of Citizens is located at 31 Union Street (North), Concord, North Carolina 28082; and, the executive office of Home Savings is located at 700 West Kings Street, Kings Mountain, North Carolina 27086.

         Of the Corporation's 53 banking, insurance, and consumer finance locations at December 31, 1994, 48 are located on real property owned by the related Subsidiary, five of the facilities are located on leased land and five of the facilities occupy leased quarters. Security Bank also owns and maintains a facility for
    operations,  data  processing  and  related  activities.   During
    1994, the Corporation paid aggregate rents of approximately $157,000 for utilization of leased premises.

    ITEM 3 -      LEGAL PROCEEDINGS

         In the opinion of management, neither the Corporation nor any Subsidiary is involved in any pending legal proceedings other than routine, non-material proceedings occurring in the ordinary course of business.

    ITEM 4 -      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the Corporation's shareholders during the quarter ended December 31, 1994.

                                  PART II

    ITEM 5 -      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

         The Corporation's outstanding common stock is qualified for quotation on the National Market System of the Nasdaq Stock Market, Inc. under the symbol "SCBC." As of March 3, 1995, the approximate number of shareholders of record of the Corporation was 3,100. Common stock market prices and cash dividends are set forth on page 2 of the Annual Report to Shareholders for the year ended
    December 31, 1994 (the "Annual Report") and are incorporated  herein
    by  reference.    See Item 1 above for potential regulatory
    restrictions upon the Banking Subsidiaries' payments of dividends to the Corporation.

    ITEM 6 -      SELECTED FINANCIAL DATA

         The information contained under the heading "Selected Financial Data" on page 1 of the Annual Report is incorporated herein by reference.

    ITEM 7 -      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
    CONDITION AND RESULTS OF OPERATIONS

         The information contained on pages 5 through 29 and pages 44 and 45 of Item 1 above and the information contained under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 3 through 6 of the Annual Report are incorporated herein by reference.

    ITEM 8 -      CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following consolidated financial statements of the Corporation included in the Annual Report are incorporated herein by reference:

                                                                 Annual Report
                                                                  Page Number

         Independent Auditors' Report                                   28

         Consolidated Balance Sheets - December 31, 1994 and 1993        7

         Consolidated Statements of Income - Years ended December 31,
           1994, 1993, and 1992                                          8

         Consolidated Statements of Stockholders' Equity - Years ended
           December 31, 1994, 1993, and 1992                             9

         Consolidated Statements of Cash Flows - Years ended December
           31, 1994, 1993, and 1992                                     10

         Notes to Consolidated Financial Statements                  11-27


    ITEM 9 -      CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                PART III

    ITEM 10 -     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information concerning each director of the Corporation:

                                                             Director of the
    Name                                              Age    Corporation Since

   Directors Continuing in Office Until 1995:

   William C. Kluttz, Jr.                              48   1988
   F. Taft McCoy, Jr.                                  63   1985
   W. Erwin Spainhour                                  51   1988*
   Jimmy K. Stegall                                    64   1990
   Thomas A. Tate, Sr.                                 67   1989*
   E. William Wagoner                                  45   1988
   James L. Williamson                                 62   1991*

   Directors Continuing in Office Until 1996:

   Ralph A. Barnhardt                                 59   1988*
   Lloyd G. Gurley                                    55   1991
   David B. Jordan                                    58   1988*
   William G. Loeblein                                69   1988*
   J.G. Rutledge, III                                 69   1983
   Carl M. Short, Jr.                                 45   1992
   Miles J. Smith, Jr.                                66   1983

   Directors Continuing in Office Until 1997:

   John A. Barnhardt                                  58   1988*
   Edward A. Brown                                    66   1984
   Henry B. Gaye                                      66   1988
   Dan L. Gray                                        61   1991*
   Ervin E. Lampert, Jr.                              59   1988*
   Harold Mowery                                      59   1988*
   Fred J. Stanback, Jr.                              65   1983


    __________________
    * Includes years of service as a director of Omni prior to the 1992 Merger.

          The principal occupation or office, as applicable, of each director and each executive officer of the Corporation, as well as certain other information with respect to each such individual, is set forth below. Unless otherwise noted, all such persons have maintained their respective principal occupations for at least five years.

    Directors

          JOHN M. BARNHARDT is the President and Chief Executive Officer of Barnhardt, Walker & Strickland, Inc., Concord, North Carolina, a company engaged in advertising and public relations. Mr. Barnhardt is also a director of Citizens. Mr. Barnhardt is not related to Ralph A. Barnhardt.


          RALPH A. BARNHARDT is a Vice-Chairman of the Board of Directors, a position he has held since the 1992 Merger, and is also the Chairman of the Board of Directors, President and Chief Executive Officer of Citizens. Mr. Barnhardt was Chairman of the Board of Directors of Omni prior to the 1992 Merger. Mr. Barnhardt is also a director of OMNIBANK, Security Bank and Home Savings. He is a past Chairman of the North Carolina Community Bankers Association. Mr. Barnhardt is not related to John M. Barnhardt.

          EDWARD A. BROWN is the President and Treasurer of W.A. Brown & Son, Inc., Salisbury, North Carolina, a manufacturer of refrigeration units. Mr. Brown is also a director of Security Bank.

          HENRY B. GAYE is the President of Gaye Chevrolet, Inc., Marshville, North Carolina, an automobile dealership. Mr. Gaye is also a director of Security Bank.

          DAN L. GRAY is the Executive Director of The Cannon Foundation, Inc., Concord, North Carolina, a charitable foundation. Mr. Gray is also a director of Citizens.

          LLOYD    G.  GURLEY has been the President of the Corporation
    and Security Bank since August 20, 1990, and has been the Chief Executive Officer of Security Bank since April 17, 1991. He was Chief Executive Officer of the Corporation from April 17, 1991 until the 1992 Merger (as of the 1992 Merger he became Chief Administrative Officer of the Corporation, as well as its President). Prior to August 20, 1990, Mr. Gurley was a Senior Vice President of Wachovia Bank of North Carolina, N.A. in Durham, North Carolina. Mr. Gurley is also a director of OMNIBANK, Citizens, Home Savings and Security Bank.

          DAVID B. JORDAN is a Vice-Chairman of the Board of Directors and the Chief Executive Officer of the Corporation, and is also the President, Chief Executive Officer and a director of OMNIBANK. He is also a director of Citizens, Home Savings and Security Bank, and is a past Chairman of the North Carolina
    Community Bankers  Association.   Prior to the 1992 Merger, Mr.
    Jordan was President and Chief Executive Officer of Omni. Mr. Jordan is a director of the Charlotte branch of the Federal Reserve Bank of Richmond.

          WILLIAM C. KLUTTZ, JR. is a partner in the law firm of Kluttz, Reamer, Blankenship & Hayes, Salisbury, North Carolina. Mr. Kluttz's law firm received fees during the Corporation's fiscal year ended December 31, 1994, and has also received fees from that date to the present for certain legal work performed for Security Bank. Mr. Kluttz is also a director of Security Bank.

          ERVIN E. LAMPERT, JR. is the retired President of R.W. Norman Company, Salisbury, North Carolina, a company engaged in the manufacture of home furnishings. Mr. Lampert is also a director of OMNIBANK.

          WILLIAM G. LOEBLEIN is the retired President of Loeblein Brothers, Inc., Salisbury, North Carolina, a manufacturer of upholstered furniture. Mr. Loeblein is also Chairman of the Board of Directors of OMNIBANK.

          F. TAFT McCOY, JR. is the owner of McCoys Realty, Albemarle, North Carolina, and is an independent securities broker. Formerly, Mr. McCoy was an independent contractor/securities broker for

    J. Lee Peeler & Co., Durham, North Carolina, and was Branch
    Manager, Social Security Administration, Albemarle, North Carolina. He is also a director of Security Bank.

          HAROLD MOWERY is Vice President of Wagoner Construction Company, Salisbury, North Carolina, a company engaged in the commercial and industrial construction business. Mr. Mowery is also a director of OMNIBANK.

          J.G RUTLEDGE, III was the Chairman of the Board of Directors and Chief Executive Officer of the Corporation and Security Bank until April 17, 1991, and also was the President of the Corporation and Security Bank until August 20, 1990. Mr. Rutledge served as a consultant to Security Bank from April 17, 1991 until April 30, 1992. He is also a director of Security Bank.

          CARL M. SHORT, JR. is a partner in the law firm of Woodson, Ford, Sayers, Lawther, Short, Parrott & Hudson, Salisbury,
    North  Carolina.   Mr. Short's law firm received fees during the
    Corporation's fiscal year ended December 31, 1994, and has received fees from that date to the present for certain legal work performed for OMNIBANK. Mr. Short is also a director of OMNIBANK.

          MILES  J.  SMITH, JR. is the Chairman of the Boards of
    Directors of the Corporation and Security Bank. He is also a director of Citizens, OMNIBANK and Home Savings. He is the Chairman of the Board of Directors of Premtec, Inc., China Grove, North Carolina, a manufacturer of industrial rubber products, and of Hand Held Products, Inc., a manufacturer of portable data analysis and storage systems, and is a private investor.

          W. ERVIN SPAINHOUR is the President of the law firm of Hartsell, Hartsell & Mills, P.A., Concord, North Carolina. Mr. Spainhour's law firm received fees during the Corporation's fiscal year ended December 31, 1994, and has received fees from that date to the present for certain legal work performed for Citizens. Mr. Spainhour is also a director of Citizens.

          FRED J. STANBACK, JR. is a private investor in Salisbury, North Carolina. He is also a director of Security Bank.

          JIMMY K. STEGALL is the President of Stegall Builders Mart, Inc., Marshville and Monroe, North Carolina, a retail building supply company. Mr. Stegall is also a director of Security Bank.

          THOMAS A. TATE, SR. was Chief Executive Officer of Home Savings until December 31, 1992 and continues to hold the office of President. Mr. Tate is also Chairman of the Board of Directors of Home Savings.

          E. WILLIAM WAGONER is the Chairman of the Board of Directors and the President of Wagoner Construction Company,
    Salisbury, North Carolina, a company engaged in the commercial and industrial construction business. Mr. Wagoner is also a director of Security Bank.

          JAMES L. WILLIAMSON is a retired audit partner of KPMG Peat Marwick, certified public accountants, a position held from 1970 until June 1990. Mr. Williamson is also a director of Home Savings.

          The following table sets forth certain information concerning each executive officer of the Corporation:



                                                                                                           Year
                                                                                                           First
    Name                              Age       Position                                                 Appointed
    Ralph A. Barnhardt                 59       Vice-Chairman                                              1992
    Lloyd G. Gurley                    55       President and Chief Administrative Officer                 1990
    David B. Jordan                    58       Vice-Chairman and Chief Executive Officer                  1992
    Pressley A. Ridgill                42       Senior Vice-President, Treasurer and
                                                   Chief Financial Officer                                 1992 1
    Edward K. Prewitt, Jr.             48       Senior Vice-President and Secretary                        1992 2

    ______________________
    1
                      Mr. Ridgill is a certified public accountant. He was the Vice-President and Chief Financial Officer of Omni
          from  February  1989  until  the  1992  Merger.   Previously,
          he was a senior manager with KPMG Peat Marwick, an independent public accounting firm. Mr. Ridgill is also a Vice-President and Chief Financial Officer of Citizens, Home Savings, OMNIBANK and Security Bank.

    2
                      Mr. Prewitt is a certified public accountant. He is also a Vice-President and Chief Operating Officer of
          Citizens.    He  was a director of Omni until January 1990
          when he resigned to become an executive officer of Omni and Citizens. Previously, he was the treasurer and chief financial officer of Morrison Brothers, Inc., a company engaged in the building supply business.

          Compliance With Section 16(a) Of The Securities Exchange Act Of 1934. Section 16(a) of the Securities Exchange Act of 1934 (the "1934 Act") requires the Corporation's executive officers and directors, and persons who own more than ten percent of the Corporation's Common Stock , to file reports of ownership and
    changes in ownership  with  the  SEC.    Executive  officers,
    directors and greater than ten percent beneficial owners are required by SEC regulations to furnish the Corporation with copies of all Section 16(a) forms they file.

          Based solely on a review of the copies of such forms furnished to the Corporation and written representations from the Corporation's executive officers and directors, the Corporation believes that during the year ended December 31, 1994, its executive officers and directors complied with all applicable
    Section 16(a) filing requirements.

    ITEM 11 -        EXECUTIVE COMPENSATION

             Director  Compensation.    Each  member  of  the
    Corporation's Board of Directors, except those who are employees of the Corporation, receive an annual retainer of $2,500, a fee of $625 for each Board meeting attended, a fee of $325 for each meeting of a committee of the Board attended, and are entitled to receive reimbursement for travel expenses incurred in connection with all Board and committee meetings. Miles J. Smith, Jr., Chairman of the Board, receives an additional retainer of $600 per month. Directors of the Corporation, except those who are employees of the Corporation, who also serve as directors of a Banking Subsidiary are paid a retainer of $2,500, a fee of $625 for each Board meeting attended, and a fee of $250 for each meeting of a committee of the Board attended. Directors of the Corporation, except those who are employees of the Corporation, who also serve as directors of non-banking subsidiaries are compensated for such services at a rate of $100 per meeting.

             The Corporation maintains a Directors' Deferred Compensation Plan. Under this Plan, each director of the Corporation and Security Bank may elect to defer some or all of the compensation received by him as a director. All amounts deferred are credited to his Plan account, are conveyed to trusts created
                                     49
    under the Plan and are deemed to earn income each quarter at the average yield for the second month of such quarter of three- year U.S. Treasury obligations (constant maturity) as reported by the Federal Reserve (the "Average Yield"). In the event that the actual earnings of a trust for such quarter are less than the Average Yield, the creator of the trust (e.g., Security Bank as the creator of the trust for Security Bank directors) contributes to the trust the difference between the actual earnings and the Average Yield. Amounts credited to a director's Plan account and held in the applicable trust are distributed to him or his estate in monthly installments, beginning on the first day on the month following his retirement as a director, death or disability, over a period of ten or fifteen years (depending on whether the
    director has retired, is deceased or has become disabled).    In
    the event of a "change in control" (as defined in the Plan) of the Corporation, in certain circumstances the directors would receive payment of all amounts credited to their Plan accounts in a lump sum.

             Executive  Compensation.    The  following  table  sets
    forth a summary of the compensation received by David B. Jordan, the Corporation's Chief Executive Officer, Ralph A. Barnhardt, Lloyd G. Gurley and Pressley A. Ridgill from the Corporation and its subsidiaries during the years ended December 31, 1994, 1993 and 1992. Messrs. Jordan, Barnhardt and Ridgill first became officers on June 10, 1992 as a result of the 1992 Merger.





                                               SUMMARY COMPENSATION TABLE
                                 Annual Compensation                                       Long Term Compensation
                                                                            Awards                     Payouts
     (a)           (b)           (c)            (d)             (e)          (f)            (g)           (h)               (I)


                                                                Other      Restricted    Securities
Name and           Year                                        Annual        Stock       Underlying      LTIP          All Other
Principal          Ended                                    Compensation     Awards       Options/      Payouts      Compensation
Position        December 31,   Salary          Bonus($)          ($)          ($)          SARs           ($)             ($)

David B. Jordan,    1994     $193,836(5)     $      0(12)       $-0-       $-0-            -0-           $-0-        $ 6,430(20)
Vice Chairman       1993      174,257(5)      141,995(12)        -0-        -0-            -0-            -0-         23,749(20)
and Chief           1992       80,000(6)       32,000(13)        -0-        -0-            -0-            -0-         20,242(20)
Executive
Officer (1)

Ralph A.          1994      $128,685(7)      $     0(14)        $-0-       $-0-            -0-            -0-        $ 3,100(21)
Barnhardt,        1993       154,940(7)       67,968(14)         -0-        -0-            -0-            -0-         17,739(21)
Vice-Chairman(2)  1992        59,724(8)       24,000(15)         -0-        -0-            -0-            -0-         12,071(21)

Lloyd G. Gurley,  1994      $167,568(9)      $     0(16)        $-0-       $-0-            -0-            -0-        $ 6,430(22)
President         1993       160,516(9)       84,509(16)         -0-        -0-            -0-            -0-         12,656(22)
and Chief         1992       162,678(9)       50,000(17)         -0-        -0-            -0-            -0-          9,029(23)
Administrative
Officer (3)

Pressley A.       1994     $105,000(10)      $10,000(16)        $-0-       $-0-            -0-            -0-         $  326(24)
Ridgill,          1993      108,101(10)       38,020(18)         -0-        -0-            -0-            -0-          8,539(24)
Senior Vice-      1992       62,786(11)        9,200(19)         -0-        -0-            -0-            -0-          7,061(24)
President and
Treasurer and
Chief Financial
Officer (4)

_______________
(1)                Mr. Jordan is also the President and Chief
                   Executive Officer of OMNIBANK.

(2) Mr. Barnhardt is also the Chairman, President and Chief Executive Officer of Citizens.

(3)                Mr. Gurley is also the President and Chief
                   Executive Officer of Security Bank.

(4) Mr. Ridgill is also a Vice-President and Chief Financial Officer of Security Bank,
                   OMNIBANK, Citizens and Home Savings.

(5)                Includes  salary  received  by  Mr.  Jordan
                   from  OMNIBANK.    Also  includes  deferred
                   compensation.

(6) Includes salary received by Mr. Jordan from the Corporation and OMNIBANK during the period from July 1, 1992 through December 31, 1992. Also includes deferred compensation.

(7) Includes salary received by Mr. Barnhardt from Citizens.

(8) Includes salary received by Mr. Barnhardt from the Corporation and Citizens during the period from July 1, 1992 through December 31,
                   1992.

(9)                Includes  salary  received  by  Mr.  Gurley
                   from  Security  Bank.   Also includes deferred
                   compensation.

(10) Includes salary received by Mr. Ridgill from First Cabarrus Corporation, a wholly-owned subsidiary of the Company ("FCC") that was dissolved in 1994.

(11) Includes salary received by Mr. Ridgill from FCC during the period from July 1, 1992 through December 31, 1992.

(12)               Includes bonuses accrued under the Executive
                   Management Incentive Compensation Plan.

(13) Includes bonuses accrued under the Executive Management Incentive Compensation Plan for the period from July 1, 1992 through December 31, 1992. Does not include bonuses accrued under the Plan prior to the 1992 Merger.

(14)               Includes bonuses accrued under the Executive
                   Management Incentive Compensation Plan.

(15) Includes bonuses accrued under the Executive Management Incentive Compensation Plan for the period from July 1, 1992 through December 31, 1992. Does not include bonuses accrued under the Plan prior to the 1992 Merger.

(16)               Includes bonuses accrued under the Executive
                   Management Incentive Compensation Plan.

(17)               Includes bonuses accrued under an Executive
                   Management Compensation Plan.

(18)               Includes bonuses accrued under the Executive
                   Management Incentive Compensation Plan.

(19) Includes bonuses accrued under the Executive Management Incentive Compensation Plan for the period from July 1, 1992 through December 31, 1992. Does not include bonuses accrued under the Plan prior to the 1992 Merger.

(20) Includes premiums paid by the Corporation or one of its subsidiaries with respect to term life insurance for the benefit of Mr. Jordan and contributions allocated to Mr. Jordan's accounts under the ESOP and the Incentive Plan (or, in 1992, the Profit Sharing Plan).

(21) Includes premiums paid by the Corporation or one of its subsidiaries with respect to term life insurance for the benefit of Mr. Barnhardt and contributions allocated to Mr. Barnhardt's accounts under the ESOP and the Incentive Plan (or, in 1992, the Profit Sharing Plan).

(22) Includes premiums paid by the Corporation or one of its subsidiaries with respect to term life insurance for the benefit of Mr. Gurley and contributions made to Mr. Gurley's accounts under the Incentive Plan.

(23) Includes premiums paid by the Corporation or one of its subsidiaries with respect to term life insurance for the benefit of Mr. Gurley, contributions allocated to Mr. Gurley's accounts under the Security Bank Profit Sharing Plan (described below), and a moving allowance granted to Mr. Gurley.

(24)               Includes  contributions  allocated  to  Mr.
                   Ridgill's accounts under the ESOP and the Incentive Plan (or, in 1992, the Profit Sharing
                   Plan).

              The following table sets forth certain information concerning options to purchase Common Stock held by Messrs. Jordan, Barnhardt, Gurley and Ridgill during the year ended December 31, 1994 and the value of unexercised options as of December 31, 1994. Messrs. Jordan, Barnhardt and Ridgill held options to acquire shares of Omni's common stock which, pursuant to the Merger, were converted into options to acquire shares of the Corporation's Common Stock.

                    AGGREGATED OPTIONS/SAR EXERCISED IN 1994 AND
                    DECEMBER 31, 1994 OPTIONS/SAR VALUE






        (a)                   (b)                (c)                     (d)                        (e)

                                                                                                  Value of
                                                                      Number of                 Unexercised
                                                                     Unexercised                In-the-Money
                                                                   Options/SARs at            Options/SARs at
                           Number of                            December 31, 1994(1)       December 31, 1994 (2)
                        Shares Acquired         Value               Exercisable/               Exercisable/
     Name                  on Exercise         Realized              Unexercisable              Unexercisable


     David B. Jordan           -0-                -0-                   75,500                    $836,382
     Ralph A. Barnhardt        -0-                -0-                   84,375                     949,106
     Lloyd G. Gurley           -0-                -0-                   30,000                     108,750
     Pressley A. Ridgill       -0-                -0-                   30,937                     360,286

     _______________

     (1) All options listed are currently exercisable except those of Mr. Gurley.

     (2) Calculated using the average of the bid and ask quotations for the Corporation's Common Stock as reported by the National Market System of The Nasdaq Stock Market, Inc. for December 31, 1994 and the average exercise price of the options.

              Pension and Retirement Plans. Prior to the 1992 Merger, Omni maintained an Employees' Pension Plan and Security Bank maintained a Retirement Plan. These Plans were continued by the Corporation as separate plans from July 1, 1992 through December 31, 1992, with the former employees of Omni and the employees of its former subsidiaries, including OMNIBANK, Citizens and Home Savings, continuing participation in the Omni Pension Plan, and the employees of Security Bank and its subsidiary prior to the

     1992 Merger continuing participation  in  the Security Bank
     Retirement Plan. Effective January 1, 1993, these Plans were merged into a single Employees' Pension Plan (the "Pension Plan").

              The Pension Plan covers all employees of the Corporation and its subsidiaries who were participants in the Omni and Security Bank Plans on December 31, 1992, and all employees of the Corporation and its subsidiaries who thereafter complete one year of service and attain the age of 21. Messrs. Jordan, Barnhardt, Gurley and Ridgill are participants in the Pension Plan. Upon the later of age 65 and the fifth anniversary of an employee's participation in the Pension Plan, and subject to certain limitations, the employee is entitled to receive monthly 1/12 of the sum of (i) his accrued benefits as of December 31, 1992 under the Omni or Security Bank Plans, if any;
     (ii) 2% of his "final average compensation" (as defined under the Pension Plan) for the first five years of credited service beginning on or after January 1, 1993; (iii) 1% of his "final average compensation" for his next 30 years of credited service, if any; and (iv) .65% of the excess of his "final average compensation" over the applicable Social Security Covered Compensation in effect at the beginning of the plan year in which the employee reaches age 65 multiplied by the employee's years of service (up to a maximum of 35 years). Social Security Covered Compensation consists of the average (without indexing) of the taxable wage bases in effect during the 35 year period ending with the last day of the calendar year in which the employee attains or will attain Social Security retirement age. Generally, early retirement, with reduced monthly benefits, is available at age 55 after five years of service. Accrued benefits under the Pension Plan, other than those accrued benefits under the Omni and Security Bank Plans which became vested upon the adoption of the Pension Plan, are 100% vested upon the completion of five years of service. However, the accrued benefits of an employee who becomes disabled prior to qualifying to receive monthly benefits upon normal or early retirement are vested, and the disabled employee is entitled to receive monthly benefits at a reduced rate or, in certain circumstances, a lump sum payment of the present value of his benefits.

              The following table sets forth the estimated annual benefits payable under the Pension Plan, based upon payment of a term certain and life annuity to participants at normal retirement age, in the final average compensation and years of service classifications specified. Because the applicable Social Security Covered Compensation for purposes of the benefit formula depends upon the age of the participant, the estimated annual benefits payable are computed assuming the participant is age 65. The estimated benefits listed below are not subject to any deduction for Social Security or other offset amounts. As of December 31, 1994, final average compensation for purposes of computing benefits under the Pension Plan of the Corporation's executive officers named in the Summary Compensation Table were as follows: Mr. Jordan, $149,663; Mr. Barnhardt, $149,050; Mr. Gurley, $127,583; and Mr. Ridgill, $109,311. At age 65, Messrs. Jordan, Barnhardt, Gurley and Ridgill are expected to have completed nine, eight, twelve and 24 years, respectively, of service.



     Final Average                                                    Years of Service
     Annual Compensation       10           15           20           25           30          35
     $100,000              $19,823      $27,235      $34,646      $42,058      $49,469        $56,881
      125,000               25,198       34,672       44,146       53,620       63,094         72,568
      150,000               30,573       42,110       53,646       65,183       76,719         88,256
      175,000               30,573       42,110       53,646       65,183       76,719         88,256
      200,000               30,573       42,110       53,646       65,183       76,719         88,256
      225,000               30,573       42,110       53,646       65,183       76,719         88,256

              Employee Stock Ownership and Profit Sharing Plans. Prior to the Merger, Omni maintained an Employee Stock Ownership Plan (the "ESOP") for the benefit of employees of Omni and its subsidiaries, and Security Bank maintained a profit sharing plan for its employees (the "Profit Sharing Plan"). The ESOP was adopted and continued by the Corporation upon the 1992
     Merger.    The  Corporation  continues  to make nominal
     contributions  to  the  ESOP.    The  Profit  Sharing  Plan  was
     continued through December 31, 1992, and a contribution was made to that Plan by Security Bank for the year then ended. The

     Corporation established an Employees' Incentive Profit Sharing and Savings 401(k) Plan, effective January 1, 1993 (the
     "Incentive Plan"), for the benefit of its and its subsidiaries' employees. As of January 1, 1993, the Corporation and its subsidiaries began making contributions to the Incentive Plan.

              Employees may participate in the Incentive Plan upon the later of the attainment of age 21 and one year of service. Subject to certain limitations, a participant may elect to defer from 2% to 10% of his total annual compensation (whether taken in cash or otherwise deferred by the employee). Also, subject to certain limitations, the employer of the participant contributes to the participant's Incentive Plan account an amount equal to one-half of the first 6% of total annual compensation deferred by the participant. The employer may also contribute annually to the trust maintained under the Incentive Plan for the benefit of the Incentive Plan accounts of all participants such "profit sharing" amount, within certain limitations, as the Board of Directors may deem advisable. Messrs. Jordan, Barnhardt, Gurley and Ridgill are participants under the Incentive Plan.

              A participant is at all times fully vested in the accrued benefits attributable to compensation deferred by him under the Incentive Plan. He is vested in increments of 20% on each of the first through fifth anniversaries of his participation in the Incentive Plan, and remains fully vested after the fifth anniversary, in the accrued benefits attributable to employer matching contributions and profit sharing contributions made for the benefit of his accounts. Generally, upon a participant's retirement at age 65, he is entitled to receive his accrued benefits (all compensation deferred by the participant and employer contributions and profit sharing contributions attributable to his Incentive Plan accounts, plus or minus all income, losses, appreciation, depreciation and forfeitures, if applicable, attributed to such accounts) under the Incentive Plan in a lump sum or, at the request of the participant, in substantially equal quarterly or annual installments over a fixed period of time or by the purchase
     of a term certain, nontransferable annuity.    Early  retirement at
     age 55 and after five years of service is permitted under the Incentive Plan, with payment of accrued benefits under the methods described in the preceding sentence. Upon death or disability, a participant is fully vested in his accrued benefits, with payment of such benefits being made to the spouse, or other beneficiary, of the deceased participant or to the disabled participant under the above-described methods.

              Executive Management Incentive Compensation Plan. In connection with the 1992 Merger, the Executive Management
     Incentive Compensation Plan (the "Management Incentive Plan") maintained by Omni was adopted and continued by the Corporation for eligible senior management officers of the Corporation and its
     operating subsidiaries.    Pursuant  to  the  Management  Incentive
     Plan, participants are eligible to be paid annual incentive awards based on (i) the realization of certain financial goals by the Corporation and its financial institution subsidiaries, as established annually by the Chief Executive Officer and Compensation and Personnel Committee of the Board of Directors; and (ii) an evaluation of the participant's
     individual performance  and  management  skills.    In  addition,
     in the discretion of the Compensation and Personnel Committee, other employees of the Corporation and its subsidiaries are eligible to participate in this Plan. Such participants are selected based on outstanding contribution to operational and
     strategic objectives of the  Corporation.   Participants are not
     entitled to receive an incentive award for a fiscal year in excess of 75% of their respective salaries. Incentive awards for a fiscal year are accrued as of that year and paid to the participants the following fiscal year.

              Employment  Agreements.    David  B.  Jordan  and  Ralph
     A. Barnhardt each entered into an employment agreement  with  Omni
     effective  December  19,  1988.    These  agreements  were adopted
     and continued by the Corporation pursuant to the 1992 Merger. In addition, Mr. Jordan has an employment agreement with OMNIBANK, effective December 19, 1988, with a current base salary of $193,836 per annum, and Mr. Barnhardt has an employment contract with Citizens, effective December 19, 1988, with a current base salary of $128,685 per annum. Each of these agreements extend through the end of 1997.

              Each of these employment agreements contains a covenant not to compete with the Corporation or its subsidiaries within any county in which the Corporation or its subsidiaries does business for the term of the agreement and for two years after termination of such agreement, except in the case of termination without cause, as defined therein, by the employer thereunder. All salaries under the employment agreements are subject to review and increase annually by the Boards of Directors of the respective employers.

              The employment agreements of Messrs. Jordan and Barnhardt may be terminated for "cause" (as defined therein) by the employer thereunder or upon 60 days' notice by the employee. Each employment agreement provides that if the employee is terminated or the nature of his duties is diminished after a "change in control" (as defined therein) of the Corporation that has not been approved in advance by a two-thirds vote of all directors of the Corporation, or if the employee voluntarily terminates his employment upon certain changes in the employee's rights or duties after a change in control, whether or not approved by the directors of the Corporation (including a relocation requiring the employee to change his permanent residence), he will be entitled to receive his base salary for each year remaining under the agreement (which base salary shall automatically be increased 5% per annum) and annual bonuses for the remainder of the term of the agreement at least equal to 30% of his base salary. The employee also will continue to be eligible to participate in other benefit plans of the employer for the remainder of the term of the agreement. Finally, upon such a change in control that has not been so approved, the then remaining term of the agreement is automatically extended for a five-year period.

              Mr. Gurley entered into five year employment agreements with the Corporation and Security Bank, effective July 1, 1992, at a current base salary of $167,568 per annum. Each of Mr. Gurley's agreements contains covenant not to compete, salary review and increase, and termination provisions which are the same as those contained in the employment agreements of Messrs. Jordan and Barnhardt; provided, however, that each of Mr. Gurley's agreements state that upon termination of the agreements by the employer, Mr. Gurley shall be entitled to receive the greater of (i) the compensation and benefits payable under the agreement for the remainder of its term; and (ii) the severance payment offered by the employer in its notice of termination.

              In 1988, Mr. Ridgill entered into an employment agreement with OMNIBANK which provides that Mr. Ridgill's employment shall continue for a period of one year from the date that he receives notice of the termination of the
     agreement.    The  current base salary under this agreement is
     $105,000. The employment agreement contains a covenant not to compete with the Corporation (as the successor of Omni) or any of its subsidiaries within any county in which the Corporation or its subsidiaries does business for the term of the agreement and for one year thereafter, except in the case of termination without
     "cause," as defined therein, by  OMNIBANK.    Mr.  Ridgill's
     salary under the agreement is subject to annual review by
     OMNIBANK's Board of Directors.   Under the agreement, Mr. Ridgill
     is entitled to participate in the Management Incentive Plan at a specified rate, and also is entitled to participate in other management and employee benefit plans that the Corporation or OMNIBANK may from time to time adopt.

              Deferred Compensation Agreements. Messrs. Jordan, Barnhardt and Gurley are each participants in the Corporation's
     Senior  Management's  Deferred  Compensation  Plan.   Under this
     Plan, an eligible employee may elect to defer up to 40% of his annual "compensation" (as defined in the Plan). The amount deferred, together with an additional amount equal to the amount that would have been contributed to the employee's Incentive Plan account but for the employee's election to defer a portion of his "compensation," are credited to his Plan accounts, are conveyed to a trust created under the Plan by his employer and are deemed to earn income each quarter at the Average Yield. Generally, in the event that the actual earnings of the trust for a quarter are less than the Average Yield for that quarter, the creator of the trust contributes to the trust the difference between the actual earnings and the Average Yield. With regard to Messrs.

     Jordan and Gurley, the Plan provides that the amounts credited to their Plan accounts are deemed to earn income each quarter at a rate equal to the average percentage yield for the second month of such quarter reported by Moody's Industrial News Reports for AAA-rated corporate bonds rather than at the Average Yield.

              Upon an employee's retirement, total and permanent disability, death or other termination of employment, he is entitled to receive all amounts credited to his Plan accounts in monthly installments over a period of 10 or 15 years (depending upon the cause of the termination of employment). During this period, the unpaid balances remaining in the accounts continue to earn income as described above. In the event of a "change in control" (as defined in the Plan) of the Corporation, in certain circumstances participating employees would receive payment of all amounts credited to their Plan accounts in a lump sum.

              Stock  Option  Plans.   Prior to the 1992 Merger, Omni
     maintained the Option Plans. The Option Plans were adopted by the Corporation pursuant to the 1992 Merger, although no options currently are being granted under these Plans, and all options outstanding under the Option Plans to acquire Omni common stock were converted into options to acquire the Corporation's Common Stock.

              Incentive  Stock  Option  Plan.   The Corporation has
     continued in effect Omni's 1988 Incentive Stock Option Plan (the "Incentive Stock Option Plan"), pursuant to which the Board of Directors may grant options to acquire Common Stock of the Corporation to a maximum of 35 key employees of the Corporation
     or its subsidiaries.    Criteria to determine which key employees
     will be granted options under this Plan include the duties of the respective employees, their current and potential contributions to the success of the Corporation and its subsidiaries and the anticipated number of years of effective service remaining. Under the Plan, which is intended to qualify under the provisions of Section 422 of the Internal Revenue Code, the price at which shares subject to options may be purchased must be at least 100% (110% for 10% shareholders) of the fair market value of the Common Stock on the date of grant of the option. The options, which may be for terms of up to ten years (five years for 10% shareholders) are not transferable and, with certain exceptions relating to death, disability and retirement, are exercisable only while the optionee is employed by
     the  Corporation  or  a subsidiary  of  the  Corporation.    No
     options have been granted under this Plan subsequent to the 1992
     Merger.

              Non-Qualified  Option  Plan.    The  Corporation  also has
     continued in effect Omni's Directors' Non- Qualified Stock Option Plan (the "Non-Qualified Option Plan"), pursuant to which persons who were directors of Omni and certain of its subsidiaries and who were not employees of Omni or its subsidiaries could be granted options to purchase shares of Omni common stock.
     No director who received options under the Incentive Stock Option Plan or under the stock option plans of OMNIBANK (discussed
     below) was eligible to receive  options  under  the  Plan.    Under
     this Plan, the price at which shares subject to option could be purchased was equal to the fair market value of such shares on the date of the grant of the option. The options, which are for terms of five years, are not transferable and, with certain exceptions relating to death or retirement, are exercisable only while the optionee is a director of the Corporation or one of its subsidiaries. No options have been granted under this Plan subsequent to the 1992 Merger.

              OMNIBANK  Option  Plans.    In addition, the Corporation
     has assumed the obligations of Omni to issue shares pursuant to the exercise of options previously granted by OMNIBANK under its 1988 Incentive Stock Option Plan (the "OMNIBANK Incentive Option Plan") and its Amended and Restated 1988 Directors' Non-Qualified Stock Option Plan (the "OMNIBANK Non-Qualified Option Plan"), both of which plans were maintained by OMNIBANK prior to OMNIBANK becoming a wholly-owned subsidiary of Omni in December 1988. The OMNIBANK Incentive Option Plan and the OMNIBANK Non-Qualified Option Plan are identical in all material respects to the Incentive Option Plan and the Non-

     Qualified  Option  Plan, respectively.   No more options may be
     granted under the OMNIBANK Incentive and Non-Qualified Option
     Plans.

              1994  Omnibus  Plan.    Under  the  Omnibus  Plan, the
     Plan Committee may grant eligible participants options to acquire shares of the Corporation s Common Stock, awards of rights to receive restricted shares of Common Stock, awards of long term incentive units (each equivalent in value to one shares of Common Stock), and/or awards of stock appreciation rights (each equivalent to the cash value of one share of Common Stock).
     These options and awards are referred to herein as the Rights. All Rights must be granted or awarded on or before April 28, 2004.

              The Corporation initially has reserved 300,000 shares of Common Stock for issuance pursuant to Rights (as defined below) granted under the Omnibus Plan. In the event the outstanding shares of the Corporation's Common Stock are increased, decreased, changed into or exchanged for a different number or kind of securities as a result of a stock split, reverse stock split, stock dividend, recapitalization, merger, share exchange acquisition, or reclassification, appropriate proportionate adjustments will be made in (i) the aggregate number or kind of shares which may be issued pursuant to exercise of, or which underlie, Rights; (ii) the exercise or other purchase price, or base value, and the number and/or kind of shares acquirable under, or underlying, Rights; and (iii) rights and matters determined on a per share basis under the Omnibus Plan. Any such adjustment will be made by the Compensation and Personnel Committee of the Corporation's Board of Directors (the "Plan Committee"), subject to ratification by the full Board of Directors. No such adjustment will be required by reason of the issuance of Common Stock, or securities convertible into Common Stock, by the Corporation for cash or the issuance of shares of Common Stock by the Corporation in exchange for shares of the capital stock of any corporation, financial institution, or other organization acquired by the Corporation or a subsidiary thereof in connection therewith. The total number of shares of Common Stock as to which Rights may be granted may not exceed 300,000 shares, as such number of shares may be adjusted from time to time as set forth above. Any shares of Common Stock allocated to Rights granted under the Omnibus Plan, which Rights are subsequently canceled or forfeited, will be available for further allocation upon such cancellation or forfeiture.

              Full  time  employees  of  the  Corporation  and its
     subsidiaries who are within designated job grade classifications under the Corporation's salary administration plan ("Eligible Employees") and who are designated as eligible participants by the Plan Committee may receive awards of Rights under the Omnibus
     Plan.    Currently, all employees of the Corporation and its
     subsidiaries who are full time employees having a job grade classification of class 20 or higher, and otherwise meeting the eligibility requirements of the Omnibus Plan, are Eligible Employees.

              At present, approximately twelve Eligible Employees, including Lloyd G. Gurley, the President and Chief Administrative Officer of the Corporation and a member of the Corporation's Board of Directors, have been designated as participants under the Omnibus Plan. Options to acquire a total of 71,000 shares of Common Stock have been granted to these twelve participants, with 30,000 Options being granted to Mr. Gurley.

              The Omnibus Plan will terminate on April 27, 2004. Under its provisions, the Omnibus Plan may be amended, suspended or discontinued by the Board of Directors at any time and from time to time, subject to the following limitations (i) any action by the Board that would materially increase the maximum number of shares of Common Stock issuable pursuant to the Omnibus Plan (other than proportionate adjustments to reflect any increase, decrease or other change in the shares of Common Stock outstanding as a result of a stock split, stock dividend, recapitalization, merger, reclassification, or other similar transaction), materially increase the benefits accruing to participating employees or materially modify eligibility requirements for participation in the Omnibus Plan will require approval by the shareholders of the Corporation; (ii) no action of the Board may cause Options granted under the Omnibus Plan that are ISOs not to comply with
     Section 422 of the Code unless the Board specifically declares such action to be made for that purpose; and (iii) any action by the Board that would alter or impair any Right previously granted to a participant under the Omnibus Plan requires the consent of the applicable participant.

              Options  for  an aggregate of 71,000 shares of Common
     Stock are outstanding under the Omnibus Plan as follows:    67,000
     shares at an exercise price of $13.625 per share expiring on January 27, 2004 and 4,000 shares at an exercise price of $15.375 per share expiring on October 20, 2004. Subject to the terms and conditions set forth in the Omnibus Plan and the applicable Option Agreements, the Options expiring on April 28, 2004 may be exercised in four equal annual installments beginning on April 28, 1996 and ending April 28, 1999, and all such options must be exercised, if at all, on or before January 27, 2004; and the options expiring on October 20, 2004 may be exercised in four equal annual installments beginning on October 21, 1995 and ending October 21, 1998, and all such options must be exercised, if at all, on or before October 20, 2004.

              Comparisons of Cumulative Total Shareholder Return. The graph set forth below compares the Corporation's cumulative total shareholder return for the five year period beginning January 1, 1990 and ending December 31, 1994 to the cumulative total shareholder return during such period of the CRSP Total Return Index For The Nasdaq Stock Market (U.S. Companies) and of the CRSP Total Return Index for Nasdaq Bank Stocks, in each case assuming reinvestment of all dividends paid by the Corporation and the companies in the applicable Index.


           Comparison of Five Year-Cumulative Total Returns
                         Performance Graph for
                        Security Capital Bancorp

Prepared by the Center for Research in Security Prices
Produced on 02/21/95 including data to 12/30/94


(Performance Graph appears here. The plot points are listed below.)



                                      12/29/89    12/31/90    12/31/91    12/31/92    12/31/93    12/30/94
Security Capital Bancorp              100.0        87.5         73.0       86.9       105.4       143.3
Nasdaq Stock Market (US Companies)    100.0        84.9        136.3      180.9       180.9       176.9
Nasdaq Bank Stocks                    100.0        73.2        120.2      174.9       199.3       198.7
SIC 6020-6029, 6710-6719 US & Foreign

              Report on Compensation and Personnel Committee on Executive Compensation. The Compensation and Personnel Committee of the Corporation's Board of Directors reviews and makes recommendations to the full Board regarding approval of the Corporation's compensation programs, including its salary administration plan, the types and amounts of compensation paid and proposed to be paid to the Corporation's executive
     officers,  and  related  matters.    The  goals  of  the
     Compensation and Personnel Committee are to create compensation packages for executives and other officers which will attract and retain in the Corporation's employment persons of outstanding ability, and to provide executives and other key employees of the Corporation and its subsidiaries greater incentive to make material contributions to the success of the Corporation, to its shareholders, and to the services it provides to its customers.

              The Committee has developed guidelines for its reviews of executive compensation. Among the factors identified in these guidelines are various measures of the Corporation's financial and stock market performance, the executive compensation levels of comparable companies ("peer companies"), analyses of the job performances of the Corporation's executive officers, and similar matters. The compensation of the Corporation's executive officers identified in the Summary Compensation Table has been reviewed and found to be reasonable in view of the Corporation's performance, as compared with the compensation of executives in similarly situated positions at peer companies, and under the guidelines developed by the Committee.

              Compensation of Chief Executive Officer. Mr. Jordan is the Vice-Chairman and Chief Executive Officer of the Corporation and the President and Chief Executive Officer of OMNIBANK. Mr. Jordan's compensation for 1994 was established by the Corporation's Board of Directors, taking into consideration the Committee's guidelines and recommendation, based primarily upon the terms of his employment agreements with the Corporation and OMNIBANK, the compensation levels of chief executive officers of peer companies, the compensation levels of other senior executive officers of the Corporation, the Corporation's general financial performance in the year ended December 31, 1993, the Corporation's general financial performance
     in 1993   compared  to  peer  companies,  his  banking
     experience and expertise, his performance of his responsibilities during 1993, the increased responsibilities undertaken by him as a result of the 1992 Merger, and the analyses of the Compensation Committee's independent compensation adviser. Mr. Jordan's compensation for 1995 will be established under these same procedures, guidelines and analyses.

              In connection with the 1992 Merger, the Corporation and Omni agreed that the employment agreements and other compensation contracts of the Corporation and Omni, and their respective subsidiaries, with their employees prior to the 1992 Merger would be honored by the Corporation after the 1992 Merger in accordance with their terms, subject to such post-1992 Merger modifications to stock option plans, pension and profit sharing plans, and similar plans as the Corporation's Board deemed appropriate.

              The directors composing the Compensation and Personnel Committee and making this report are Messrs. Brown, Lampert, Loeblein and Wagoner. Messrs. Barnhardt (Ralph A.), Gurley, Jordan and Smith are ex officio members of the Committee.

              Compensation and Personnel Committee Interlocks and Insider Participation. Messrs. Barnhardt, Gurley and Jordan are ex officio members of the Compensation and Personnel Committee, and are the Presidents and Chief Executive Officers of
     Citizens, Security Bank and OMNIBANK, respectively. Messrs. Gurley and Jordan are senior executive officers, and Mr. Barnhardt is the Vice-Chairman, of the Corporation. As ex officio members of the Committee, these directors participate in Committee discussions
     but do not vote on any Committee  actions.    Moreover,
     they do not participate in and are not present during Committee deliberations upon senior executive compensation matters.

     ITEM 12 -        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                      AND  MANAGEMENT

              The table below sets forth as of March 3, 1995 the number of shares of the Corporation's Common Stock beneficially owned by each director of the Corporation and each executive officer of the Corporation named in the Summary Compensation Table set forth
     above.    Also  shown in each instance is information as to the
     beneficial ownership of all of the directors and the Corporation's executive officers (named in the Summary Compensation
     Table)  as  a  group.    All such information is based on reports
     made to the Corporation by the persons listed.




                                                 Number of Shares
           Name of                               of Common Stock                Percent of
     Director or Officer                        Beneficially Owned             Common Stock
     Directors:

     John M. Barnhardt                                14,909(1)                       *
     Ralph A. Barnhardt                              135,668(2,3)                  1.12
     Edward A. Brown                                   3,134                          *
     Henry B. Gaye                                    83,387(4)                       *
     Dan L. Gray                                      16,872                          *
     Lloyd G. Gurley                                  24,353(5)                       *
     David B. Jordan                                 137,717(2,6)                  1.16
     William C. Kluttz, Jr.                           10,918(7)                       *
     Erwin E. Lampert, Jr.                            13,876(8)                       *
     William G. Loeblein                              21,161(9)                       *
     F. Taft McCoy, Jr.                               77,256(10)                      *
     Harold Mowery                                    12,757(11)                      *
     J.G. Rutledge, III                               50,281(12)                      *
     Carl M. Short, Jr.                               32,258(13)                      *
     Miles J. Smith, Jr.                             134,946(14)                   1.15
     W. Erwin Spainhour                                8,345                          *
     Fred J. Stanback, Jr.                           208,373(15)                   1.77
     Jimmy K. Stegall                                 56,578(16)                      *
     Thomas A. Tate, Sr.                              26,403                          *
     E. William Wagoner                                6,901(17)                      *
     James L. Williamson                               8,088(18)                      *

     Executive Officers:
     Pressley A. Ridgill                              45,826(2,19)                    *

     All directors and
       executive officers as a
       group (22 persons)                          1,130,007                        9.44

     _______________
     * Less than 1%

     (1) Includes 800 shares held by a company Mr. Barnhardt controls and 4,806 shares held by his spouse.
     (2) Other than shares allocated to such person's individual accounts, does not include shares held by the Corporations Employee Stock Ownership Plan (the "ESOP") or the Incentive Plan. Such person serves as a Trustee and as a member of the Administrative Committee of the ESOP. All shares held by the ESOP have been allocated to the
              ESOP  participants.    Shares  are voted in accordance
              with the participants    instructions.   At March 1, 1994,
              the ESOP held 467,348 shares and the Incentive Plan held 12,866 shares.
     (3) Includes 84,375 shares that Mr. Barnhardt has the right to purchase pursuant to currently exercisable stock options granted under one or more of the Corporation's Stock Option Plans (the "Option Plans"), 3,688 shares jointly owned by Mr. Barnhardt and his spouse, 2,653 owned by Mr. Barnhardt's spouse, 486 shares owned by his children, 37,540 shares allocated to his ESOP accounts, and 224 shares allocated to his Incentive Plan accounts.

     (4) Includes 22,862 shares held by Mr. Gaye's spouse and 2,126 shares held by a corporation which he controls.

     (5) Includes 2,000 shares held by Mr. Gurley's spouse and 218 shares allocated to his Incentive Plan accounts. Does not include 30,000 shares obtainable under options not currently exercisable.

     (6) Includes 75,500 shares that Mr. Jordan has the right to purchase pursuant to currently exercisable stock options granted under one or more of the Option Plans, 5,000 shares held by his spouse, 40,081 shares allocated to his ESOP accounts, and 210 shares allocated to his Incentive Plan accounts.

     (7) Includes 6,334 shares held by Mr. Kluttz as custodian for a minor child.

     (8) Includes 1,237 shares owned by Mr. Lampert's spouse and 2,700 shares held in a trust of which he is co-trustee.

     (9) Includes 7,078 shares over which Mr. Loeblein has shared voting and investment power.

     (10) Includes 24,000 shares held by Mr. McCoy's spouse. Mr. McCoy disclaims any beneficial interest in such shares.

     (11)     Includes 2,396 shares owned by Mr. Mowery's spouse.

     (12)     Includes 25,018 shares held by Mr. Rutledge's spouse.


     (13) Includes 517 shares held in a trust of which Mr. Short is a co-trustee.

     (14)     Includes 5,257 shares held by Mr. Smith's spouse.

     (15) Includes 6,750 shares over which Mr. Stanback has voting power and 99,115 shares with respect to which he has a power-of-attorney. Mr. Stanback shares voting power over, but disclaims beneficial ownership of, 122,652 shares. Also includes 3,375 shares held by Mr. Stanback's spouse, but in which he disclaims any beneficial interest.

     (16)     Includes   7,727 shares held by Mr. Stegall's spouse.

     (17) Includes 3,999 shares held by a corporation of which Mr. Wagoner is the sole shareholder and 675 shares held by him as a custodian for minor children.

     (18)     Includes   7,088 shares that Mr. Williamson has the right
              to purchase under an Options Plan.

     (19) Includes 30,937 shares that Mr. Ridgill has the right to purchase pursuant to currently exercisable options granted under one or more of the Option Plans, 9,540 shares allocated to his ESOP accounts, and 175 shares allocated to his Incentive Plan accounts.

              As  of    March  3, 1995, no shareholder was known to the
     Corporation to the beneficial owner of more than five percent (5%) of the Common Stock of the Corporation.

     ITEM 13 -        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           The Corporation's directors, officers and principal shareholders, and persons associated with them, have been customers of, and have had banking transactions with, subsidiaries of the Corporation and are expected to continue such relationships in the future. All such transactions were in the ordinary course of business, and were on substantially the same terms, including interest rates and collateral requirements, as those prevailing at the time for comparable transactions with other persons and, in the opinion of management, do not involve more than the normal risk of collectibility or present other unfavorable features; provided, however, that prior to May 1, 1989, Citizens had a policy of extending favorable interest rates on mortgages and consumer loans to non-employee directors and officers of Citizens. Relevant loans by Citizens are set forth below:



                                                        Largest                Outstanding
                                                     Indebtedness              Indebtedness         Interest
                                                        since                       At               Rate
     Name and Position                              January 1, 1994          December 31, 1994       Paid (1)
     Ralph A. Barnhardt                                 $25,134                   $ -0-              8.57%
      Director and Vice-Chairman
      of the Corporation; Chairman,
      President and Chief Executive
      Officer of Citizens

     E.K. Prewitt, Jr.                                   82,073                    50,766(2)         7.77%
      Senior Vice-President and
      Secretary of the Corporation

     ____________________
     (1)      Weighted average as of December 31, 1994
     (2)      Mortgage loan secured by residential property.

              The aggregate amount of all extensions of credit to all directors and executive officers of the Corporation as a group (including their affiliates) as of December 31, 1994 was approximately $1.6 million, which amount constituted approximately 1.32% of the shareholders' equity in the Corporation as of that date.

                                   PART IV

     ITEM 14 -        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                      REPORTS ON FORM 8-K

          (a)(1)      Financial Statements

          The following consolidated financial statements of the Corporation are included in the Annual Report and are incorporated herein by reference:

Independent Auditors' Report                            Exhibit 13, page  28

Consolidated Balance Sheets -
December 31, 1994 and 1993                              Exhibit 13, page   7

Consolidated Statements of Income -
Years ended December 31, 1994, 1993 and 1992            Exhibit 13, page   8

Consolidated Statements of
Stockholders' Equity - Years ended
December 31, 1994, 1993 and 1992                        Exhibit 13, page   9

Consolidated Statements of Cash Flows -
Years ended December 31, 1994, 1993 and 1992            Exhibit 13, page  10

Notes to Consolidated Financial Statements              Exhibit 13, pages 11-27

  (2)       Financial Statement Schedules
            All financial statement schedules are omitted because the required information is either not applicable, is immaterial, or is included in the consolidated financial statements of the Corporation and notes thereto.

(b)         Reports on Form 8-K
            The Corporation filed reports on Form 8-K during the quarter ended December 31, 1994 as follows:

            (i) a Form 8-K was filed on November 8, 1994 concerning the public announcement of the execution of an Agreement of Combination by the Corporation and CCB Financial Corporation ("CCB") pursuant to which the Corporation will merge with CCB; and

            (ii) a Form 8-K was filed on December 5, 1994 concerning the Corporation's acquisition of First Federal Savings and Loan Association of Charlotte ("First Federal") and including therein:

                     (A)      The  audited  consolidated
                              financial  statements  of  First
                              Federal as of December  31,
                              1993 and 1992,  for the year
                              ended December 31, 1993 and for
                              the six-month periods ended
                              December 31, 1992 and June 30,
                              1992;

                     (B) The unaudited interim consolidated financial statements of First Federal as of June 30, 1994 and for the six-month periods ended June 30, 1994 and 1993; and

                     (C)      The pro  forma  combined condensed
                              statements of income of the Corporation
                              for  the  nine-month period ended
                              September  30, 1994 and the year ended
                              December 31, 1994.

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

                                                SECURITY CAPITAL BANCORP



                                  By: /s/     David B. Jordan
                                              David B. Jordan
                                  Vice-Chairman and Chief Executive Officer

          Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:




              Signature                                 Title                                      Date

        /s/ David B. Jordan                     Vice-Chairman and Chief Executive                  March 30, 1995
              David B. Jordan                   Officer and Director

        /s/ Pressley A. Ridgill                 Senior Vice President, Treasurer                   March 30, 1995
              Pressley A. Ridgill               and Chief Financial Officer
                                                (Principal Financial Officer)

         /s/ John M. Barnhardt                  Director                                           March 30, 1995
              John M. Barnhardt

         /s/ Ralph A. Barnhardt                 Director and Vice-Chairman                         March 30, 1995
              Ralph A. Barnhardt

         /s/ Edward A. Brown                    Director                                           March 30, 1995
              Edward A. Brown

         /s/ Henry B. Gaye                      Director                                           March 30, 1995
              Henry B. Gaye

         /s/ Dan L. Gray                        Director                                           March 30, 1995
              Dan L. Gray

         /s/ Lloyd G. Gurley                    Director                                           March 30, 1995
              Lloyd G. Gurley

         /s/ William C. Kluttz, Jr.             Director                                           March 30, 1995
              William C. Kluttz, Jr.

         /s/ Ervin E. Lampert, Jr.              Director                                           March 30, 1995
              Ervin E. Lampert, Jr.





         /s/ William G. Loeblein                Director                                           March 30, 1995
              William G. Loeblein


         /s/ F. Taft McCoy, Jr.                 Director                                           March 30, 1995
              F. Taft McCoy, Jr.

         /s/ Harold Mowery                      Director                                           March 30, 1995
              Harold Mowery

         /s/ J.G. Rutledge, III                 Director                                           March 30, 1995
              J.G. Rutledge, III

         /s/ Carl M. Short, Jr.                 Director                                           March 30, 1995
              Carl M. Short, Jr.

         /s/ Miles J. Smith, Jr.                Director and Chairman                              March 30, 1995
              Miles J. Smith, Jr.               of the Board

         /s/ W. Erwin Spainhour                 Director                                           March 30, 1995
              W. Erwin Spainhour

         /s/ Fred J. Stanback, Jr.              Director                                           March 30, 1995
              Fred J. Stanback, Jr.

         /s/ Jimmy K. Stegall                   Director                                           March 30, 1995
              Jimmy K. Stegall

         /s/ Thomas A. Tate, Sr.                Director                                           March 30, 1995
              Thomas A. Tate, Sr.

         /s/ E. William Wagoner                 Director                                           March 30, 1995
              E. William Wagoner

         /s/ James L. Williamson                Director                                           March 30, 1995
              James L. Williamson




                                Exhibit Index


  Exhibit Table No.                          Description

         13                                  1994 Annual Report to
                                             Shareholders

         22                                  Information regarding
                                             Subsidiaries

         24                                  Consent of KPMG Peat Marwick
                                             LLP

                                     66


