Form 10-Q
period 1995-03-31
SECURITY CAPITAL BANCORP
filed 1995-05-11
CIK 717217

FORM 10-Q


                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549




[ x ]   QUARTERLY REPORT PURSUANT  TO SECTION 13  OR 15(d) OF  THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended                                MARCH 31, 1995



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


As of April 28, 1995, there were issued and outstanding 11,780,086 shares of the Registrant's common stock, no par value per share.

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
                    Consolidated Balance Sheets
                                  (Unaudited)



                                                   March 31,       December 31,
Assets                                               1995               1994
                                                   (Dollars in Thousands)

Cash and due from banks                           $     18,773         24,374
Interest-bearing balances in other banks                18,767         17,321
Federal funds sold                                      19,448          6,948
Investment securities held to maturity (market value
  of $152,828 at March 31, 1995 and $149,790
  at December 31, 1994)                                154,197        155,597
Investment securities available for sale               259,332        256,657
Loans, net of unearned income ($2,554, at March
  31, 1995 and $2,691, at December 31, 1994) (note 2)  657,372        648,231
    Less allowance for loan losses (note 2)              9,409          9,317
     Loans, net                                        647,963        638,914
Loans held for sale                                      1,086          2,697
Premises and equipment, net                             21,300         21,713
Intangible assets                                       16,245         16,634
Other assets                                            23,704         24,759
  Total assets                                      $1,180,815      1,165,614


 Liabilities and Stockholders' Equity

 Deposit accounts:
   Demand, noninterest-bearing                          67,144         67,203
   Interest-bearing                                    857,979        856,530
   Time deposits of $100 or more                        90,171         88,412
     Total deposit accounts                          1,015,294      1,012,145
 Advances from the Federal Home Loan Bank               18,681         18,576
 Other borrowed money                                    3,718          3,276
 Other liabilities                                      17,354         11,857
     Total liabilities                               1,055,047      1,045,854

 Stockholders' equity:
 Preferred stock, no par value, 5,000,000 shares
   authorized; none issued and outstanding                   -              -
 Common stock, no par value, 25,000,000 shares
   authorized; 11,780,086 and 11,775,867 shares
   issued and outstanding at March 31, 1995
   and December 31, 1994, respectively                  51,625         51,610
 Retained earnings, substantially restricted            77,096         74,522
 Unrealized loss on investment securities available
   for sale                                             (2,953)        (6,372)
     Total stockholders' equity                        125,768        119,760
      Total liabilities and  stockholders' equity   $1,180,815      1,165,614

 See accompanying notes to consolidated financial statements.

                  SECURITY CAPITAL BANCORP AND SUBSIDIARIES
                    Consolidated Statements of Income
                 For the Three Months Ended March 31, 1995 and 1994
                                     (Unaudited)


                                                      1995           1994
                                      (Dollars in Thousands, Except Share Data)

 Interest income:
   Loans                                           $14,197          9,621
   Investment securities
     Taxable                                         6,204          5,029
     Nontaxable                                        267            192
   Other                                               571            226
     Total interest income                          21,239         15,068

 Interest expense:
   Deposit accounts                                 10,099          6,262
   Borrowings                                          357            181
     Total interest expense                         10,456          6,443

     Net interest income                            10,783          8,625
   Provision for loan losses                           120             87
     Net interest income after provision
       for loan losses                              10,663          8,538

 Other income:
   Loan servicing and other loan fees                  410            409
   Deposit and other service charge income           1,235          1,240
   Gain on sales of loans, net                          97            108
   Brokerage commissions                               395            508
   Other                                               333            174
     Total other income                              2,470          2,439

 Other expense:
   Personnel                                         3,562          3,165
   Net occupancy                                     1,224            893
   Telephone, postage, and supplies                    578            420
   Federal and other insurance premiums                652            512
   Data processing fees                                110            182
   Professional and other services                     174            138
   Other                                               944            443
     Total other expense                             7,244          5,753

   Income before income taxes                        5,889          5,224
 Income taxes                                        2,020          1,762
   Net income                                      $ 3,869          3,462

 Net income per share (note 3)                      $  .33            .30

 Dividends per share                                $  .11            .11

 Weighted average shares outstanding            11,778,680     11,705,567


 See accompanying notes to consolidated financial statements.

           SECURITY CAPITAL BANCORP AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 1995 and 1994
                                  (Unaudited)
                                                            1995      1994
                                                       (Dollars in Thousands)
 Cash flows from operating activities:
   Net income                                               $ 3,869    3,462
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for loan losses                                 120       87
      Depreciation                                              574      442
      Amortization of premiums on securities held to maturity    17       46
      Amortization of premiums on securities available for sale 426      695
      Change in loans held for sale, net                      1,611   13,459
      Amortization of intangible assets                         389       -
      Decrease in other assets                                1,055    1,612
       Increase (decrease) in other liabilities               3,774     (880)
                 Net cash provided by operating activities   11,835   18,923

 Cash flows from investing activities:
   Proceeds from maturities of investment securities
    held to maturity                                          1,383    1,675
   Proceeds from maturities of investment securities
    available for sale                                       22,026   27,526
   Purchases of investment securities held to maturity           -   (13,908)
   Purchases of investment securities available for sale    (19,985) (10,936)
   Increase in loans, net                                    (9,169) (12,590)
   Capital expenditures for premises and equipment             (161)    (613)
      Net cash used in investing activities                  (5,906)  (8,846)

 Cash flows from financing activities:
   Increase (decrease) in deposits                            3,149     (546)
   Proceeds from Federal Home Loan Bank advances              3,235      -
   Repayment of Federal Home Loan Bank advances              (3,130)  (1,000)
   Increase in other borrowed money, net                        442      217
   Dividends paid to stockholders                            (1,295)  (1,289)
   Proceeds from stock options exercised                         15      158
      Net cash provided by (used in) financing activities     2,416   (2,460)

 Net increase in cash and cash equivalents                    8,345    7,617
 Cash and cash equivalents at beginning of period            48,643   36,697

 Cash and cash equivalents at end of period                $ 56,988   44,314

 Supplemental disclosures of cash flow information:
   Cash paid during the period for:
    Interest                                               $  8,536    5,927
    Income taxes                                                298      220

 Supplemental schedule of noncash investing activities:
    Loans receivable transferred to real estate owned      $    -        502
    Investments transferred to available for sale               -    329,799
    Change in unrealized loss on available for sale
     securities, net of tax effect of $1,723 and
      $392, respectively                                      3,419     (739)
 See accompanying notes to consolidated financial statements.

                   SECURITY CAPITAL BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 1995
                                  (Unaudited)

 (1) Principles  of Consolidation and Reporting

The accompanying unaudited consolidated financial statements include the accounts of Security Capital Bancorp ("SCBC"), a North Carolina corporation organized as a multi-bank holding company, and its wholly- owned subsidiaries, Security Capital Bank, formerly Security Bank and Trust Company ("Security Bank"), OMNIBANK, Inc., A State Savings Bank ("OMNIBANK"), Citizens Savings, Inc., SSB ("Citizens"), Home Savings Bank, Inc., SSB ("Home Savings"), and Estates Development Corporation
("EDC").   All significant intercompany balances have been
eliminated.

Certain amounts  have been  reclassified to  conform with the
statement presentation  for  1995.    The  reclassifications  have
no effect on stockholders' equity or net income as previously reported.

(2)     Loans

The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," which requires that all creditors value all specifically reviewed loans for which it is probable that the creditors will be unable to collect all amounts due according to the terms of the loan agreement at either the present value of expected cash flows discounted at the loan's effective interest rate, or if more practical, the
market price  or value of collateral.   The FASB also issued  SFAS
No. 118,  "Accounting  by   Creditors  for  Impairment  of  a  Loan
- - Income Recognition and Disclosures," that amends SFAS No. 114 to allow a creditor to use existing methods for recognizing interest income on an impaired loan and by requiring additional disclosures about how a creditor recognizes interest income related to impaired loans.

Effective January  1, 1995,  the provisions of  SFAS No.  114 and
No.  118 were  adopted by  SCBC.    The adoption  of  these
Standards required no increase to the allowance for loan losses and had no impact on net income in the first quarter of 1995. At March 31, 1995, impaired loans amounted to $214,000. The related allowance for loan losses on these loans was $50,000.

 (3)     Net Income Per Share

    Net income per share has been computed by dividing net income by the weighted average number of shares outstanding.

 (4)     Acquisition and Pending Merger

 Effective September 23, 1994, Security Bank purchased the outstanding stock of First Federal Savings and Loan Association of Charlotte ("First Federal") from Fairfield Communities, Inc. for approximately $41,000,000 in cash. The acquisition is being accounted for by the purchase method. Concurrent with the purchase, First Federal was merged into Security Bank.

 On November 4, 1994, SCBC and CCB Financial Corporation, Durham, North Carolina ("CCB"), entered into a definitive Agreement of Combination pursuant to which SCBC will merge with and into CCB, with CCB as the surviving corporation and continuing to operate
 under  its present  name (the  "Combination").   The  Agreement  was
 amended  and  restated as  of December  1, 1994.   To effect  the
 Combination, CCB will issue .50 of a share of its common stock, par value $5.00 per share, in exchange for each outstanding share of
 SCBC's  common stock,  no  par  value.    In connection with  the
 Combination, SCBC's banking subsidiaries will merge into Central Carolina Bank and Trust Company, a subsidiary of CCB. The Combination is expected to be completed during the second quarter of 1995.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Financial Condition and Operating Results as of and for the Three Months ended March 31, 1995 and 1994

For the three months ended March 31, 1995, net income increased $407,000, or 11.8%, to $3,869,000, or $.33 per share, compared with net income of $3,462,000, or $.30 per share, for the comparable period in 1994. This increase was primarily attributable to the inclusion in 1995 of the results of operations of First Federal which was acquired on September 23, 1994, and accounted for by the purchase method.

Net interest income increased $2,158,000, or 25.0%, to $10,783,000. Total interest income increased $6,171,000, or 41.0%, to
$21,239,000.   The average  yield  on interest-earning  assets
increased 90  basis  points to 7.79%.     Total  interest  expense
increased  $4,013,000,  or  62.3%,  to $10,456,000.  The average rate on interest-bearing liabilities increased 78 basis points to 4.34%.

The increase in interest income and interest expense is primarily due to the acquisition of First Federal described above. Also, during 1994, the Board of Governors of the Federal Reserve System (the "FRB") changed its monetary policy and began raising interest rates in an effort to control inflation and slow the national
economy.   This overall rise  in interest rates impacted interest
income and interest expense at SCBC.   The rise in interest rates had
a positive impact by increasing interest income for the repricing of adjustable rate interest-earning assets along with increased yields
on new loans and investments.   Likewise, the rise in interest rates
had a negative impact due to increased yields being offered on deposit products to remain competitive. Accordingly, the net interest rate spread was 3.07% at March 31, 1995, down 25 basis points from 3.32% at December 31, 1994.

The provision for loan losses for the three months ended March 31, 1995, was $120,000, representing an increase of $33,000, or 37.9%, from the $87,000 provision reported in the comparable period in 1994. This increase is primarily due to the overall increase in loans outstanding.


The  following  table  presents   information  on  non-performing
assets, including non-accrual loans, accruing loans 90 days or more past due, restructured loans and real estate owned as of each of the dates shown:

                                                   At                At
                                                March 31,       December 31,
                                                  1995              1994

                                                  (Dollars in Thousands)

   Non-accrual loans                           $  701             1,774
   Accruing loans 90 days or more past due      2,917             2,402
   Restructured loans                             379               129
   Real estate owned                            1,306             1,704
                                               $5,303             6,009
   Non-performing loans and real estate owned as
     a percentage of total assets                 .45%              .52%


Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been included in the table above do not (1) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or
(2) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the repayment terms. SCBC does not have any material loans classified as "doubtful" or "loss." Additionally, its loan portfolio does not contain any highly leveraged transactions or foreign loans.

Other income of $2,470,000 for the three months ended March 31, 1995, represents an increase of $31,000, or 1.3%, from other income of $2,439,000 reported in the comparable period in 1994. Brokerage commissions decreased $113,000, or 22.2%, to $395,000 for the three months ended March 31, 1995. This decrease was primarily due to the overall rise in interest rates and investors placing funds in interest-earning, rather than equity, investments. Other increased $159,000, or 91.4%, to $333,000 for the three months ended March 31, 1995, due to the increase of several items in this total.

Other expense increased $1,491,000, or 25.9%, to $7,244,000 for the three months ended March 31, 1995. This increase was primarily attributable to operating the branch network acquired as part of the First Federal purchase described above. All areas within other expense were directly affected by increased expenses as a result of this acquisition.

Total assets of SCBC at March 31, 1995, were $1,180,815,000, an increase of $15,201,000, or 1.3%, from the December 31, 1994, total of $1,165,614,000. Investment securities available for sale increased $2,675,000, or 1.0%, to $259,332,000 primarily due
to the improvement in the unrealized loss at March 31, 1995.   Net
loans receivable, including loans held for sale, were $649,049,000 at March 31, 1995, an increase of $7,438,000, or 1.2%, over the
December 31, 1994 amount.   This increase is  the result  of
increases in various types of loans. Deposit accounts increased $3,149,000, or 0.3%, to $1,015,294,000 at March 31, 1995. Other
liabilities increased $5,497,000, or 46.4%, to $17,354,000 at  March
31,  1995.   This  increase  is  due to  several  smaller  increases
within  this category.   Total  stockholders'  equity was
$125,768,000,  or 10.65%  of  total assets, at  March 31, 1995.
Total stockholders' equity included an unrealized loss on investment securities available for sale of $(2,953,000) at March 31, 1995, a decrease in this category of $3,419,000, or 53.7%, from the December 31, 1994, amount.

The following table sets forth the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities of SCBC as of and for the periods indicated.

                                Three months Ended        At           At
                                     March 31,        March 31,   December 31,
                                1995          1994       1995          1994
                                                 (annualized)
Average yield on loans         8.82%         7.95%     8.76%          8.45%
Average yield on interest-
  earning assets               7.79          6.89      7.75           7.53
Average rate on deposits       4.28          3.51      4.64           4.16
Average rate on interest-
  bearing liabilities          4.34          3.56      4.68           4.21
Loans/deposits spread          4.54          4.44      4.12           4.29
Asset/liability spread         3.45          3.33      3.07           3.32
Net yield on average
  interest-earning assets      3.96          3.95       -              -

 Liquidity and Capital Resources


 The principal sources of liquidity for SCBC's banking subsidiaries are deposit accounts, Federal Home Loan Bank advances, principal and interest payments on loans, interest received on investment securities, and fees. Deposit accounts are considered a primary source of funds supporting the banking subsidiaries' lending and
 investment activities.    At March  31,  1995, the  SCBC banking
 subsidiaries were in compliance with all regulatory liquidity requirements.

 At March 31, 1995, SCBC and its banking subsidiaries were in compliance with all applicable regulatory capital requirements. The following table compares SCBC's regulatory capital as of March 31, 1995, with the two minimum capital standards established by the FRB.


                                    Leverage Capital    Risk-based Capital
                                  Amount   % of Assets   Amount % of Base

                                        (Dollars in Thousands)


 SCBC- actual                  $112,476            9.64%  $120,491    18.83%
 Minimum capital standards       34,991            3.00(1)  51,189     8.00

 Excess of actual
 regulatory capital over
 minimum regulatory
 capital standards             $ 77,485            6.64%  $ 69,302    10.83%


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

At March 31, 1995, outstanding loan commitments approximated $3.1 million (consisting of $500,000 in fixed rate loans and $2.6 million in variable rate loans), preapproved but unused lines of credit totalling $101.4 million and standby letters of credit aggregating $1.0 million.

At March  31, 1995, SCBC  had commitments  to sell  approximately
$800,000 of fixed rate mortgage loans at prices approximating carrying value.

INTEREST SENSITIVITY ANALYSIS


The following table sets forth the dollar amount of maturing assets and liabilities as of March 31, 1995, and the difference between them for the repricing periods indicated:

                                                        March 31, 1995
                                           (Dollars in Thousands)


                                  0-90     91-180    181-365      1-3       3-5     Over 5
                                  Days      Days       Days      Years     Years     Years     Total

INTEREST-EARNING ASSETS

 Fed funds sold                   $19,448     -         -         -         -         -           19,448
 Interest-bearing balances in
  other banks                      18,767     -         -         -         -         -           18,767
 Investment securities
  held to maturity                  5,482    4,998    7,968    55,704     57,654   22,391        154,197
 Investment securities
  available for sale               36,098    9,964   43,394   131,022     26,551   12,303        259,332
 Loans (1)                        156,388   65,200  117,335   116,637     73,343  129,555        658,458
  Total                          $236,183   80,162  168,697   303,363    157,548  164,249      1,110,202



INTEREST-BEARING LIABILITIES

 Deposits                         282,443  116,010  144,971   292,029    110,112    2,585        948,150
 FHLB advances                      2,200      -      1,963    14,200      -          318         18,681
 Other borrowed money               3,465      -        -        -         -          253          3,718
  Total                          $288,108  116,010  146,934   306,229    110,112    3,156        970,549

 Interest sensitivity gap        $(51,925) (35,848)  21,763    (2,866)    47,436  161,093        139,653

 Cumulative interest
  sensitivity gap                $(51,925) (87,773) (66,010)  (68,876)   (21,440) 139,653

 Cumulative ratio of interest-
  earning assets to interest-
  bearing liabilities               81.98%   78.28%   88.02%    91.97%     97.78%  114.39%

(1) Includes loans held for sale.

ACCOUNTING MATTERS

   Accounting for  Impairment  of  Long-Lived Assets  and  for
Long-Lived  Assets  to  Be Disposed Of.    In  March  1995,  the
FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed
Of".   This Standard  establishes  accounting  for  the
impairment  of  long-lived  assets,  certain identifiable
intangibles, and goodwill  related to  those assets.   It would
require the carrying amount of impaired assets be reduced to fair value. This Standard is effective for financial statements for fiscal years beginning after December 15, 1995. SCBC does not anticipate a material impact to its consolidated financial statements upon adoption of this Standard.

PART II.   OTHER INFORMATION


Item 1.  Legal Proceedings.                                              None

Item 2.  Changes in Securities.                                          None

Item 3.  Defaults Upon Senior Securities.                                None

Item 4.  Submission of Matters to a Vote of Security
         Holders.

         At a Special Meeting of Shareholders held on March 16, 1995, the matter voted upon, the number of affirmative votes, the number of negative votes, and the number of votes withheld with respect to such matter were as follows:

         Proposal to approve Merger.

         Proposal to  approve the Amended  and Restated
         Agreement of Combination, dated  as of
         December 1,  1994, and  the related  plan  of
         merger,  among  SCBC,   CCB  Financial
         Corporation  ("CCBF")  and  New  Security
         Capital,  Inc. ("NSC"),   and  to  approve
         the  transactions  described therein,
         including without limitation the merger of NSC into SCBC with the result that SCBC will become a wholly-owned subsidiary of CCBF and all outstanding shares of SCBC's no par common stock will be converted into shares of CCBF's $5.00 par value common stock.

         Affirmative     Negative          Withheld
         8,023,468       124,132           170,806

Item 5.  Other Information.                                              None

Item 6.  Exhibits and Reports on Form 8-K.                               None

                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     SECURITY CAPITAL BANCORP
                                           (Registrant)



Date:  May 10, 1995                   By:/s/ PRESSLEY A. RIDGILL
                                          Pressley A. Ridgill
                                          Senior Vice President, Treasurer
                                          and Chief Financial Officer
                                          (Duly Authorized Representative)